Form 10-Q
period 1996-06-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1996-08-14
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996              Commission File Number 33-40091

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

             (Exact name of Registrant as specified in its charter)


                      Iowa                       42-1367356
            -------------------------------  ----------------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)



425 Second Street S.E., Suite 600  Cedar Rapids, Iowa                 52401
- - ---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code: (319) 365-2506

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   Limited Partnership Interest (the "Units")
                   ------------------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

                                Yes  X       No
                                     --          --
As of July 31, 1996, 68,007 Units were issued and outstanding. Based on sales prices of $250 per Unit, the aggregate market value at July 31, 1996 was $17,001,750.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.


                                     INDEX



Part I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

          Balance sheets - June 30, 1996 and December 31, 1995.

          Statements of income - three months ended June 30, 1996 and three months ended June 30, 1995. Six months ended June 30, 1996 and six months ended June 30, 1995.

          Statement of changes in partners' equity - six months ended June 30, 1996.

          Statements of cash flows - six months ended June 30, 1996 and six months ended June 30, 1995.

Item 2. Management's discussion and analysis of financial condition and results of operations.



Signatures

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

                           BALANCE SHEETS(UNAUDITED)



                                                    June 30      December 31
                                                     1996           1995
                                                     ----           ----
    ASSETS
    Cash and cash equivalents                      $       -0-  $   161,866
    Net investment in direct financing leases
     (Note B)                                       17,021,468   18,491,629
    Notes receivable (Note C)                        1,543,945        1,691
    Equipment, less accumulated depreciation
     of $304,419 at June 30, 1996 and
     $150,540 at December 31, 1995 (Note D)          1,386,099    1,329,967
    Other assets                                       666,508      478,971
                                                   -----------  -----------
    Total assets                                   $20,618,020  $20,464,124
                                                   ===========  ===========

    LIABILITIES AND PARTNERS' EQUITY
    Payable to affiliates                          $     4,985  $   206,895
    Outstanding checks in excess of cash balances      285,788          -0-
    Trade accounts payable                              32,432       30,976
    Other accrued expenses                              38,251       79,648
    Lease security deposits                            495,429      541,573
    Long term debt (Note E)                          1,041,619    1,229,431
    Line of credit agreement (Note E)                4,811,211    4,113,504
                                                   -----------  -----------
    Total liabilities                                6,709,715    6,202,027

    Partners' equity, 100,000 units authorized
         General partner, 40 units issued and
           outstanding                                  12,231       12,439
         Limited partners:
           67,967 units issued and outstanding      13,896,074   14,249,658
                                                   -----------  -----------
    Total partners' equity                          13,908,305   14,262,097
                                                   -----------  -----------

    Total liabilities and partners' equity         $20,618,020  $20,464,124
                                                   ===========  ===========




    See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                             STATEMENTS OF INCOME
                                 (UNAUDITED)







                                                 Three Months Ended

                                                June 30        June 30
                                                 1996           1995
                                               --------       --------
              INCOME:
                 Lease income                  $654,400       $731,341
                 Interest income                 43,903          1,428
                 Other                           26,504         24,151
                                               --------       --------
              Total Income                      724,807        756,920


              EXPENSES:
              Management fees                    79,326        108,263
              Administrative services            18,086         18,714
              Interest                          118,839         95,131
              Professional fees                  38,697         30,428
              Provision for possible losses
                 (Note B)                       178,377         54,922
              Depreciation                       78,608            -0-
              Other                              22,547         22,977
                                               --------       --------
              Total expenses                    534,480        330,435
                                               --------       --------

              Net income                       $190,327       $426,485
                                               ========       ========

              Net income per partnership unit  $   2.80       $   6.27
                                               ========       ========




See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                             STATEMENTS OF INCOME
                                 (UNAUDITED)







                                                 Six Months Ended
                                                June 30         June 30
                                                   1996            1995
                                             ----------      ----------
            INCOME:
               Lease income                  $1,358,292      $1,335,345
               Interest income                   43,903           5,807
               Other                             80,317          36,010
                                             ----------      ----------
            Total Income                      1,482,512       1,377,162


            EXPENSES:
            Management fees                     156,208         211,072
            Administrative services              36,440          37,428
            Interest                            243,487         155,637
            Professional fees                    74,815          30,428
            Provision for possible losses
               (Note B)                         108,799          58,738
            Depreciation                        153,879             -0-
            Other                                42,570          40,972
                                             ----------      ----------
            Total expenses                      816,198         534,275
                                             ----------      ----------

            Net income                       $  666,314      $ $842,887
                                             ==========      ==========

            Net income per partnership unit  $     9.80      $    12.39
                                             ==========      ==========




See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1996
                                 (UNAUDITED)




                                    General    Limited Partners
                                    Partner    ----------------
                                  (40 Units)  Units       Amount     Total
   ---------------------------------------------------------------------------
   Balance at December 31, 1995     $12,439  67,967  $14,249,658  $14,262,097

   Distributions                       (300)     -0-    (509,753)    (510,053)

   Net income 1st quarter 1996          280     -0-      475,707      475,987
                                 --------------------------------------------
   Balance at March 31, 1996        $12,419  67,967  $14,215,612  $14,228,031

   Distributions                       (300)     -0-    (509,753)    (510,053)

   Net income 2nd quarter 1996          112     -0-      190,215      190,327
                                 --------------------------------------------

   Balance at June 30, 1996         $12,231  67,967  $13,896,074  $13,908,305
                                 ============================================



   See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Six Months Ended
                                                         June 30      June 30
                                                         1996         1995
                                                         -------------------
   OPERATING ACTIVITIES
   Net income                                           $666,314     $842,887
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Amortization                                            2,647        5,019
   Provision for possible losses                         108,799       58,738
   Depreciation                                          153,879          -0-
   Gain on lease terminations                            (39,072)      (7,874)
   Changes in operating assets and liabilities:
   (Increase) decrease in other assets                   159,816      (34,786)
   Increase in outstanding checks in excess of cash      285,788          -0-
   Increase in trade accounts payable
    excluding equipment purchase cost accrued              1,456          -0-
   Increase (decrease) in due to affiliates             (201,910)       8,755
   Increase (decrease) in accrued expenses               (41,397)         616
                                                     -----------  -----------
   Net cash provided by operating activities           1,096,320      873,355

   INVESTING ACTIVITIES
   Acquisitions of, and purchases of equipment
    for direct financing leases                       (4,123,929)  (4,426,347)
   Purchase of equipment for an operating lease           (9,802)          -0-
   Repayments of direct financing leases               1,666,069    2,861,902
   Proceeds from early termination of
    direct financing leases                            1,905,154          -0-
   Advances on notes receivable                         (171,908)         -0-
   Repayments of notes receivable                            -0-       25,979
   Proceeds from residual asset sale                         -0-       60,666
   Net Security deposits collected (repaid)              (13,559)      51,660
                                                     -----------  -----------
   Net cash used in investing activities                (747,975)  (1,426,140)

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                           STATEMENTS OF CASH FLOWS
                            (UNAUDITED)(CONTINUED)



FINANCING ACTIVITIES
Distributions paid to partners                                            (1,020,106)  ( 1,020,104)
Repayment of long-term debt                                                 (187,812)          -0-
Net (payments on) proceeds from line-of-
  credit borrowings                                                          697,707     1,611,244
                                                                         -----------  ------------
Net cash provided by (used in) financing activities                         (510,211)      591,140
                                                                         -----------  ------------
Net increase (decrease) in cash and cash equivalents                        (161,866)       38,355
Cash and cash equivalents at beginning of
 period                                                                      161,866       175,667
                                                                         -----------  ------------
Cash and cash equivalents at end of period                               $       -0-   $   214,022
                                                                         ===========  ============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                                    $237,074   $   143,606
Non-cash  activities:
Direct financing lease restructured as a
   note receivable                                                       $ 1,370,346   $        -0-
Repossession of equipment formerly under lease                              $200,209   $        -0-
Reclassification of direct financing lease to other
 receivable                                                              $   350,000   $        -0-
Forfeiture of security deposit upon write-off of lease                   $    32,585   $        -0-
Increase in trade accounts payable attributed
   to equipment purchase cost                                            $        -0-  $    15,731
Increase in investment in direct financing
   leases due to financing of residual                                   $        -0-   $   25,822


See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:


                                                   June 30     June 30
                                                    1996         1995
                                                 -----------  -----------
      Lease payments receivable                  $20,765,863  $21,745,015
      Estimated unguaranteed residual values of
       leased equipment                            2,147,080    2,990,007
      Unearned lease income                       (5,560,387)  (5,879,237)
      Allowance for possible losses               (  331,088)   ( 364,156)
                                                 -----------  -----------
      Net investment in direct financing leases  $17,021,468  $18,491,629
                                                 ===========  ===========


In October, 1995, a lessee of the Partnership, Value-Added Communications ("VAC"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing, the Partnership's net investment in direct financing leases with VAC totaled approximately $1.8 million which amount was reduced to approximately $474,000 at June 30, 1996. This reduction was made possible through court ordered lease payments, which payment order expired in March, 1996, and through sales of the leases and equipment under lease to unrelated third parties. The sales of equipment and leases resulted in the Partnership incurring a loss of approximately $57,000 which was charged to the provision for possible losses. Prior to the second quarter of 1996, no amount had been established as a specific reserve for these VAC leases since it appeared the Partnership would fully recover the amounts it was due under the reorganization plans then in place. In July, 1996, however, management re-evaluated its estimate based upon changes in the reorganization plan. The Partnership's remaining $474,000 investment in VAC leases at June 30, 1996 is secured by a $100,000 certificate of deposit and a guaranty to the Partnership by the site owner where certain equipment under lease is located. Management estimates it will recover approximately $350,000 and

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                                JUNE 30, 1996

therefore, a provision for possible losses of $124,233 has been recognized in the second quarter. This net realizable value of $350,000 has been reclassified to other receivables and all components of the VAC direct financing leases have been removed. Since there are no signed agreements in place, there can be no assurances that the Partnership will not incur additional losses on the remaining $350,000 receivable. Management, however, believes its estimate of possible loss is the best estimate currently available.

NOTE C --NOTE RECEIVABLE

In March, 1996, the Partnership repossessed equipment under lease to Inn Touch Communications, Inc. with a net investment balance of $1,370,346. This equipment was then financed for a new customer at the Partnership's basis of $1,370,346 and an additional $94,048 was advanced to this new customer. The note receivable bears interest at 12% and is due in June, 2001. The new customer is current on all payments due.

NOTE D --EQUIPMENT

In 1995, the Partnership exercised its right to manage the assets leased to a customer due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases approximated $1.4 million and the Partnership subsequently purchased approximately $100,000 of additional equipment. Effective July 1, 1995, a new lease was executed for this equipment with a new lessee, Payphones of America. The terms of this new lease are such that it meets the criteria of an operating lease. The equipment under lease is being depreciated under the straight-line method over its estimated remaining life.

Payphones of America is currently negotiating the sale of its payphone assets, including those under the lease representing approximately $800,000 of net equipment cost, under terms which are expected by management to at least recover the Partnership's net equipment cost. The remaining net equipment cost of approximately $400,000, which relates to hotel satellite television equipment, is expected by management to be recovered under a direct finance lease at a market rate of interest with an entity spun-off from Payphones of America. The possibility exists that these transactions will not materialize, however, management's best current information indicates that these transactions will be completed.

In May, 1996, the Partnership exercised its right to manage the assets leased to a customer due to default under the lease agreement. The Partnership's net investment in the leases at the time the assets were repossessed approximated $200,000. This equipment is currently being serviced for the Partnership under
a short-term management agreement.   The Partnership's intent is to sell the
equipment or re-lease the equipment to a new lessee. The Partnership expects to incur a loss approximating $25,000 upon the sale or re-lease of this equipment. Although there can be no assurances, management believes the Partnership's allowance for possible losses is sufficient to cover any potential losses with respect to this equipment. The Partnership's allowance for possible losses has not yet been charged for this estimated loss due to ongoing negotiations.

NOTE E --CREDIT ARRANGEMENTS

The Partnership has a line-of-credit agreement with a bank that allows the Partnership to borrow the lesser of $6.25 million, or 32% of the Partnership's Qualified Accounts, as defined in the agreement. The line-of-credit expires November 30, 1997 and carries interest at 1% over prime (9.25% at June 30, 1996). The agreement carries a minimum interest charge of $7,500 per month.
The agreement is cancelable by the lender after giving a 90-day notice and is secured by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                                JUNE 30, 1996


NOTE E --CREDIT ARRANGEMENTS(continued)

The Partnership also has an installment loan agreement which bears interest at 8.91% and is due in monthly installments through November, 1998. The agreement is collateralized by certain direct financing leases and a second interest in all other Partnership assets. The agreement is also guaranteed by the General Partner. Covenants under the agreement require the Partnership, among other things, to be profitable, not exceed 40% debt to original equity raised ratio, and not sell a material portion of its assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                                     Three Months Ended       Six Months Ended
                                          June 30                 June 30
                                      1996         1995       1996        1995
Results of Operations
  Description:
    Lease income                   $  654,400  $  731,341  $1,358,292  $1,335,345
    Management fees                $   79,326  $  108,263  $  156,208  $  211,072
    Interest expense               $  118,839  $   95,131  $  243,487  $  155,637
    Professional Fees              $   38,697  $   30,428  $   74,815  $   30,428
    Provision for possible losses  $  178,377  $   54,922  $  (15,434) $   58,738
    Depreciation                   $   78,608  $      -0-  $  153,879  $      -0-


Lease income for the six months ended June 30, 1996 remained relatively consistent with the same period in 1995 as the Partnership's net investment in leases has also remained relatively consistent. Lease income will, however, decline as the lease portfolio matures and the Partnership nears its liquidation. The Partnership is currently in it's fourth year of operations and the liquidation phase must begin no later than April 30, 1998. Initial leases are expiring and the amount of equipment being re-marketed (i.e. re-leased, renewed or sold) will increase. As a result, the size of the Partnership lease portfolio and the amount of lease income will decline. In addition, the equipment leased under an operating lease since July 1, 1995 has not generated income for the Partnership since its inception. The Partnership repossessed this equipment due to a default under the original direct financing lease agreement and subsequently re-leased the equipment under this operating lease in order to recover its investment. See Note D for further discussion and the Partnership's plans with respect to this equipment. Further, the Partnership has not received lease payments and thus, has not recognized lease income since March, 1996 on approximately $474,000 of equipment leased to a lessee, Value-Added Communications, Inc., that filed bankruptcy in 1995 as further discussed below.

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $4,221,440 in the six months ended June 30, 1995 to $3,124,160 for the six months ended June 30, 1996. These decreases are attributable to the early terminations of approximately $2 million of leases in the first six months of 1996 as well as the termination of fully mature leases. The Partnership has reinvested the cash received on these pay-offs, however, the reinvestments occurred periodically over the six months.

The increase in interest expense is a result of the Partnership borrowing more funds to acquire equipment for investment in direct financing leases, the note receivable and the operating lease.

As discussed in Note D to the financial statements, the Partnership has repossessed certain equipment formerly under lease. This equipment is now under terms of an operating lease or is being operated by the Partnership.
As such, depreciation is charged on this equipment in the first six months of 1996 but not in the first six months of 1995 due to the timing of repossession.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued.

The following table represents lease payments thirty one days or more past due on June 30, 1996.


                      31-60  61-90 OVER 90
LESSEE                 DAYS  DAYS  DAYS    TOTAL
- - ------                -----  ----  ----    -----
Alpha Tel-Com, Inc    5,693   -0-   -0-    5,693
The Phone People      5,162   -0-   -0-    5,162
Others                4,876   -0-   -0-    4,876
                      -----  ----  ----    -----
Total               $15,731  $-0-  $-0-  $15,731
                    =======  ====  ====  =======


The total past due amount represents .08% of the Partnership's lease payments receivable. While these leases are identified as requiring additional monitoring, they do not necessarily represent non-performing assets.

In October, 1995, a lessee of the Partnership, Value-Added Communications ("VAC"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing, the Partnership's net investment in direct financing leases with VAC totaled approximately $1.8 million which amount was reduced to approximately $474,000 at June 30, 1996. This reduction was made possible through court ordered lease payments, which payment order expired in March, 1996, and through sales of the leases and equipment under lease to unrelated third parties. The sales of equipment and leases resulted in the Partnership incurring a loss of approximately $57,000. Prior to the second quarter of 1996, no amount had been established as a specific reserve for these VAC leases since it appeared the Partnership would fully recover the amounts it was due under the reorganization plans then in place. In July, 1996, however, management re-evaluated its estimate based upon changes in the reorganization plan. The Partnership's remaining $474,000 investment in VAC leases at June 30, 1996 is secured by a $100,000 certificate of deposit and a guaranty to the Partnership by the site owner where certain equipment under lease is located. Management estimates it will recover approximately $350,000 and therefore, a provision for possible losses of $124,233 has been recognized in the second quarter. This net realizable value of $350,000 has been reclassified to other receivables. Since there are no signed agreements in place, there can be no assurances that the Partnership will not incur additional losses on the remaining $350,000 receivable. Management, however, believes its estimate of possible loss is the best estimate currently available.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued.

Liquidity and Capital Resources

                                     Six Months Ended  Six Months Ended
                                         June 30          June 30
                                          1996             1995
=======================================================================
Major Cash Sources:
Principal portion of lease payments
  received                             $  1,666,069    $ 2,861,902
Proceeds received on sale of leases    $  1,905,154    $       -0-

Major Cash Uses:
Purchase of equipment and leases       $  4,123,929    $ 4,410,616
Net proceeds from debt                 $    509,895    $ 1,611,244
Distributions to partners              $  1,020,106    $ 1,020,104
======================================================================



The Partnership increased the amount owed on a $6.25 million line-of-credit agreement by $697,707 in the six month period ended June 30, 1996, leaving an outstanding balance at June 30, 1996 of $4,811,211. In August, 1995, the Partnership borrowed $1,350,000 from a bank under terms of a long-term note payable for purposes of investing in additional leases. The balance due on this note payable at June 30, 1996 was $1,041,609. This note payable requires monthly payments of $39,996 through its maturity on November 30, 1998.

At the present time the Partnership has not encountered any significant competition thus enabling the Partnership to obtain its desired lease rates.

The Partnership is required to establish working capital reserves of no less than 1% of the gross proceeds to satisfy general liquidity requirements, operating costs for equipment, and the maintenance and refurbishment of
equipment.   At June 30, 1996 that working capital reserve, as defined, would be $170,018. The Partnership has these funds readily available under its line-of-credit.

Equipment purchases for investment in direct financing leases has remained relatively consistent with that of the corresponding period of one year ago due to the strong demand for equipment financing. All net proceeds from the sale of Partnership units have been used to acquire equipment. Equipment purchases are now funded through available excess operating cash and borrowed funds.

At June 30, 1996 adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases.

At any time after October 30, 1996, but no later than April 30, 1998, the Partnership will cease reinvestment in equipment and leases and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 1999, or earlier, upon the occurrence of certain events. To date, the General Partner has made preliminary inquiries of certain parties with respect to a method of liquidation of all or a portion of the Partnership's assets. No agreements, however, have been entered into and the General Partner will continue to pursue the best possible liquidation scenario on behalf of the Partnership.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TELECOMMUNICATIONS  INCOME  FUND  IX, L.P.
                                ------------------------------------------
                                             (Registrant)


Date____________    ___________________________________________
                    David R. Harvey, President

Date____________    ___________________________________________
                    R. Brooks Sherman, Jr., Chief Financial Officer, Treasurer