Form 10-Q
period 1996-09-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1996-11-13
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ___________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996    Commission File Number 33-40091
                                                                   --------
                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    ---------------------------------------
             (Exact name of Registrant as specified in its charter)


                           Iowa                    42-1367356
            -------------------------------  ----------------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)     Identification No.)



425 Second Street S.E., Suite 600  Cedar Rapids, Iowa                 52401
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

                                Yes  X       No
                                    ---         ---

As of October 31, 1996, 68,007 Units were issued and outstanding. Based on sales prices of $250 per Unit, the aggregate market value at October 31, 1996 was $17,001,750.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.


                                     INDEX



Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

          Balance sheets - September 30, 1996 and December 31, 1995.

          Statements of income - three months ended September 30, 1996 and three months ended September 30, 1995. Nine months ended September 30, 1996 and nine months ended September 30, 1995.

          Statement of changes in partners' equity - nine months ended September 30, 1996.

          Statements of cash flows - nine months ended September 30, 1996 and nine months ended September 30, 1995.

Item 2. Management's discussion and analysis of financial condition and results of operations.


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K




Signatures

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

                           BALANCE SHEETS(UNAUDITED)


                                                         September 30   December 31
                                                              1996         1995
                                                              ----         ----
ASSETS
Cash and cash equivalents                                 $       -0-      $161,866
Net investment in direct financing leases
 (Note B)                                                  17,370,395    18,491,629
Notes receivable (Note C)                                   1,557,559         1,691
Equipment, less accumulated depreciation
 of $137,543 at September 30, 1996 and
 $150,540 at December 31, 1995 (Note D)                       738,918     1,329,967
Due from affiliates (Note D)                                   47,602           -0-
Other assets                                                  652,126       478,971
                                                          -----------   -----------
Total assets                                              $20,366,610   $20,464,124
                                                          ===========   ===========

LIABILITIES AND PARTNERS' EQUITY
Payable to affiliates                                     $    35,826   $   206,895
Outstanding checks in excess of cash balances                 312,107           -0-
Trade accounts payable                                         27,205        30,976
Other accrued expenses                                         37,358         9,648
Lease security deposits                                       442,078       541,573
Deferred gain on lease restructuring                          200,008           -0-
Long term debt (Note E)                                       944,606     1,229,431
Line of credit agreement (Note E)                           4,613,433     4,113,504
                                                          -----------   -----------
Total liabilities                                           6,612,621     6,202,027

Partners' equity, 100,000 units authorized
     General partner, 40 units issued and
       outstanding                                             12,140        12,439
     Limited partners:
       67,967 units issued and outstanding                 13,741,849    14,249,658
                                                          -----------   -----------
Total partners' equity                                     13,753,989    14,262,097
                                                          -----------   -----------

Total liabilities and partners' equity                    $20,366,610   $20,464,124
                                                          ===========   ===========




See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                             STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                 Three Months Ended
                                                     September 30                    September 30
                                                         1996                            1995
                                                       --------                        --------

INCOME:
   Lease income                                        $703,225                        $805,827
   Interest income                                       42,967                               7
   Other                                                 12,736                          29,498
                                                       --------                        --------
Total Income                                            758,928                         835,332


EXPENSES:
Management fees                                          84,515                         114,958
Administrative services                                  22,495                          18,714
Interest                                                135,683                         140,049
Professional fees                                        12,223                           7,815
Provision for possible losses (Note B)                   52,116                          17,950
Depreciation                                             85,281                          75,271
Other                                                    10,878                          15,425
                                                       --------                        --------
Total expenses                                          403,191                         390,182
                                                                                       --------

Net income                                             $355,737                        $445,150
                                                       ========                        ========

Net income per partnership unit                        $   5.23                        $   6.55
                                                       ========                        ========




See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                             STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                Nine Months Ended

                                                  September 30               September 30
                                                       1996                      1995
                                                      ------                    ------

      INCOME:
         Lease income                               $2,061,517                 $2,141,172
         Interest income                                86,870                      5,814
         Other                                          93,053                     65,508
                                                    ----------                 ----------
      Total Income                                   2,241,440                  2,212,494


      EXPENSES:
      Management fees                                  240,723                    326,030
      Administrative services                           58,935                     56,142
      Interest                                         379,170                    295,686
      Professional fees                                 87,038                     38,243
      Provision for possible losses (Note B)           160,915                     76,688
      Depreciation                                     239,160                     75,271
      Other                                             53,448                     56,397
                                                    ----------                 ----------
      Total expenses                                 1,219,389                    924,457
                                                    ----------                 ----------

      Net income                                    $1,022,051                 $1,288,037
                                                    ==========                 ==========

      Net income per partnership unit               $    15.03                 $    18.94
                                                    ==========                 ==========




See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


                                  General          Limited Partners
                                  Partner          ----------------
                                (40 Units)  Units      Amount        Total
 -----------------------------  ----------  ----------------------------------

 Balance at December 31, 1995      $12,439  67,967   $14,249,658   $14,262,097

 Distributions                        (300)    -0-      (509,753)     (510,053)

 Net income 1st quarter 1996           280     -0-       475,707       475,987
                                ----------  ------  ------------  ------------

 Balance at March 31, 1996          12,419  67,967    14,215,612    14,228,031

 Distributions                        (300)    -0-      (509,753)     (510,053)

 Net income 2nd quarter 1996           112     -0-       190,215       190,327
                                ----------  ------  ------------  ------------

 Balance at June 30, 1996           12,231  67,967    13,896,074    13,908,305

 Distributions                        (300)    -0-      (509,753)     (510,053)

 Net income 3rd quarter 1996           209      0-       355,528       355,737
                                ----------  ------  ------------  ------------

 Balance at September 30, 1996     $12,140  67,967   $13,741,841   $13,753,989
                                ==========  ======  ============  ============


 See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                        Nine Months Ended
                                                                September 30         September 30
                                                                   1996                 1995
                                                                ---------------------------------


OPERATING ACTIVITIES
Net income                                                      $ 1,022,051            $1,288,037
Adjustments to reconcile net income to net
 cash provided by operating activities:
Amortization                                                          3,971                 7,127
Provision for possible losses                                       160,915                76,688
Depreciation                                                        239,160                75,271
Gain on lease terminations                                          (39,133)              (23,355)
Changes in operating assets and liabilities:
(Increase) decrease in other assets                                (132,022)              (70,428)
Increase in outstanding checks in excess of cash                    312,107                   -0-
Increase (decrease) in trade accounts payable
 excluding equipment purchase cost accrued                           (3,771)                  -0-
Increase (decrease) in due to affiliates                           (171,069)                3,403
Increase (decrease) in accrued expenses                             (42,290)                  698
                                                                -----------           -----------
Net cash provided by operating activities                         1,349,919             1,496,901

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
 for direct financing leases                                     (4,497,038)           (7,438,735)
Purchase of equipment for an operating lease                         (9,802)              (24,939)
Repayments of direct financing leases                             2,562,170             4,213,569
Proceeds from early termination of
 direct financing leases                                          2,000,372               356,959
Advances on notes receivable                                       (185,522)                  -0-
Repayments of notes receivable                                          -0-                20,124
Net Security deposits collected (repaid)                            (66,910)               65,465
                                                                -----------           -----------
Net cash used in investing activities                              (196,730)           (2,807,557)



                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                           STATEMENTS OF CASH FLOWS
                            (UNAUDITED)(CONTINUED)


    FINANCING ACTIVITIES
    Deferred costs incurred                                -0-      (13,500)
    Distributions paid to partners                 (1,530,159)   (1,530,156)
    Proceeds from long-term debt                          -0-     1,350,000
    Repayment of long-term debt                      (284,825)      (29,638)
    Net (payments on) proceeds from line-of-
     credit borrowings                                499,929     1,518,214
                                                  -----------  ------------
    Net cash provided by (used in)
     financing activities                          (1,315,055)    1,294,920
                                                  -----------  ------------
    Net increase (decrease) in cash and
     cash equivalents                                (161,866)      (15,736)
    Cash and cash equivalents at beginning of
     period                                           161,866       175,667
                                                  -----------  ------------
    Cash and cash equivalents at end of period    $       -0-  $    159,931
                                                  ===========  ============

    SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for interest      $  237,074   $    286,723
    Non-cash activities:
    Direct financing lease restructured as a
      note receivable                             $1,370,346   $        -0-
    Repossession of equipment formerly
      under lease                                 $  200,209   $        -0-
    Reclassification of direct financing lease
      to other receivable                         $  350,000   $        -0-
    Forfeiture of security deposit upon
      write-off of lease                          $   32,585   $        -0-
    Increase in trade accounts payable
      attributed to equipment purchase cost       $      -0-   $     15,731
    Increase in investment in direct financing
       leases due to financing of residual        $      -0-   $        -0-
    Reclassification of note receivable           $      -0-   $    113,157
        to other receivable
    Reclassification of a direct financing        $      -0-   $  1,442,627
        lease to an operating lease
    Publicly traded common stock                  $   94,605   $        -0-
        received as part of a restructured lease
    Operating lease restructured as a             $  561,899   $        -0-
        direct financing lease
    Deferred gain recorded                        $  200,009   $        -0-
             as part of a lease restructured






See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan and lease losses and the estimated unguaranteed residual values of the Partnership's leased equipment.

Most of the Partnership's leases and finance contracts are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require lease or other financing in place of or to supplement financing from banks. Although the Partnership's attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Partnership's customers to make scheduled payments under their equipment leases and finance contracts could have a material near-term impact on the allowance for possible lease and loan losses.

Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the original lease contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                               SEPTEMBER 30, 1996


NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:



                                               September 30    September 30
                                                   1996            1995
   -------------------------------------------------------------------------
   Lease payments receivable                     $21,178,412     $21,745,015
   Estimated unguaranteed residual values of
    leased equipment                               2,464,192       2,990,007
   Unearned lease income                          (5,937,970)     (5,879,237)
   Allowance for possible losses                    (334,239)       (364,156)
                                              --------------  --------------
   Net investment in direct financing leases     $17,370,395     $18,491,629
                                              ==============  ==============


In October, 1995, a lessee of the Partnership, Value-Added Communications ("VAC"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing, the Partnership's net investment in direct financing leases with VAC totaled approximately $1.8 million which amount was reduced to approximately $474,000 at June 30, 1996. This reduction was made possible through court ordered lease payments, which payment order expired in March, 1996, and through sales of the leases and equipment under lease to unrelated third parties. The sales of equipment and leases resulted in the Partnership incurring a loss of approximately $57,000 which was charged to the provision for possible losses in the first six months of 1996. In July, 1996, management re-evaluated its estimated loss based upon changes in the reorganization plan. The Partnership's remaining $474,000 investment in VAC leases at June 30, 1996 was secured by a $100,000 certificate of deposit and a guaranty to the Partnership by the site owner where certain equipment formerly under lease was located. Management estimated it would recover approximately $350,000 and therefore, a provision for possible losses of $124,233 was recorded in the second quarter. During the third quarter of 1996, the Partnership received the $100,000 cash from the certificate of deposit and a note receivable with a net present value of $201,034 as final settlement of its claims in the bankruptcy of VAC. An additional $48,966 was therefore charged to the provision for possible losses with respect to VAC in the third quarter.

NOTE C --NOTE RECEIVABLE

In March, 1996, the Partnership restructured one of its leases with Inn-Touch Communications, Inc. of $1,370,346 as a note receivable and also advanced additional funds of $94,048 to the customer under this note receivable. The note receivable bears interest at 12% and is due in June, 2001.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                               SEPTEMBER 30, 1996


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

During the third quarter of 1996, Payphones of America was sold and the sale included those pay telephones under operating lease as discussed above and others that the Partnership had financed under direct financing leases. The Partnership financed this purchase for the purchaser, Phone-Tel Technologies("Phone-Tel"), via a direct financing lease which included the Partnership advancing Phone-Tel an additional $508,905 in cash for other payphone assets that were not then under lease resulting in the Partnership having a direct financing lease with Phone-Tel of $3,375,000. Also as part of this transaction, the Partnership received 22,260 shares of common stock of Phone-Tel and was owed $47,602.09 from the general partner for monies received by the general partner on behalf of the Partnership. These funds were repaid in October, 1996. The Partnership recorded a deferred gain of approximately $200,000 on this transaction. This deferred gain will be recognized over the life of the lease with Phone-Tel.

The remaining net equipment cost of the assets which continue under operating lease approximates $552,000 and relates to hotel satellite television equipment which the former owners of Payphones of America maintained in a new company they continue to own and operate under the name of Visioncomm, Inc. This remaining amount is expected to be recovered by the Partnership through a direct financing lease for this equipment or through a purchase option which exists in the operating lease. The possibility exists that this transaction will not materialize, however, management's best current information indicates that this transaction will be completed.

In May, 1996, the Partnership exercised its right to manage the assets leased to United Tele-Systems of Virginia, Inc. due to default under the lease agreement. The Partnership's net investment in the leases at the time the assets were repossessed approximated $200,000. This equipment is currently being serviced for the Partnership under a short-term management agreement.
The Partnership's intent is to sell the equipment or re-lease the equipment to a new lessee. The Partnership's estimate is that it will incur a loss approximating $50,000 upon the sale or re-lease of this equipment. Although there can be no assurances, management believes the Partnership's allowance for possible losses is sufficient to cover any potential losses with respect to this equipment. The Partnership's allowance for possible losses has not yet been reduced for this estimated loss due to ongoing negotiations with potential purchasers.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)(CONTINUED)
                              SEPTEMBER 30, 1996


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Discussions herein about future performance of the Partnership are based upon management's best expectations and estimates, given management's experience and analysis of the Partnership's current status. Secondly, such discussions should not be deemed to be predictions of performance of the Partnership.


                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                      1996      1995        1996       1995
                                      ----      ----        ----       ----

Results of Operations
 Description:
   Lease income                     $703,225  $805,827  $2,061,517  $2,141,172
   Management fees                  $ 84,515  $114,958  $  240,723  $  326,030
   Interest expense                 $135,683  $140,049  $  379,170  $  295,686
   Professional Fees                $ 12,223  $  7,815  $   87,038  $   38,243
   Provision for possible losses    $ 52,116  $ 17,950  $  (15,434) $   76,688
   Depreciation                     $ 85,281  $ 75,271  $  239,160  $   75,271


Lease income for the nine months ended September 30, 1996 remained relatively consistent with the same period in 1995 as the Partnership's net investment in leases has also remained relatively consistent. Lease income will, however, decline as the lease portfolio matures and the Partnership nears its liquidation. The Partnership is currently in it's fourth year of operations and the liquidation phase must begin no later than April 30, 1998. Initial leases are expiring and the amount of equipment being re-marketed (i.e. re-leased, renewed or sold) will increase. As a result, the size of the Partnership lease portfolio and the amount of lease income will decline. In addition, the equipment leased under an operating lease since July 1, 1995 has not generated income for the Partnership since its inception. The Partnership repossessed this equipment due to a default under the original direct financing lease agreement and subsequently re-leased the equipment under this operating lease in order to recover its investment. The Partnership has restructured a portion of this equipment under operating lease to a direct financing lease as further discussed in Note D. See Note D for further discussion and the Partnership's plans with respect to this equipment.

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $6,520,600 in the nine months ended September 30, 1995 to $4,814,460 for the nine months ended September 30, 1996. These decreases are attributable to the early terminations of approximately $2 million of leases in the first nine months of 1996 as well as the termination of fully mature leases. The Partnership has reinvested the cash received on these pay-offs, however, the reinvestments occurred periodically over the nine months.

The increase in interest expense is a result of the Partnership borrowing more funds to acquire equipment for investment in direct financing leases, the note receivable and the operating lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued.


As discussed in Note C to the financial statements, the Partnership repossessed certain equipment formerly under lease in the third quarter of 1995 and also in the second quarter of 1996. This equipment is now under terms of an operating lease or is being operated by the Partnership. As such, depreciation began to be charged on this equipment in the third quarter of 1995 but has been present the entire nine months of 1996.

The following table represents lease payments thirty one days or more past due on September 30, 1996.


                                         31-60    61-90   OVER 90
       LESSEE                             DAYS     DAYS   DAYS     TOTAL
       ------                            -------  ------  ----    --------

       Advanced Technologies               6,501     -0-   -0-       6,501
       Murdock Communications Corp.       47,258     -0-   -0-      47,258
       North American Communications      35,921   9,576   -0-      45,497
       Others                              4,641     -0-   -0-       4,641
                                         -------  ------  ----    --------

       Total                             $94,321  $9,576  $-0-    $103,897
                                         =======  ======  ====    ========


The total past due amount represents .5% of the Partnership's lease payments receivable. While these leases are identified as requiring additional monitoring, they do not necessarily represent non-performing assets.

In October, 1995, a lessee of the Partnership, Value-Added Communications ("VAC"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing, the Partnership's net investment in direct financing leases with VAC totaled approximately $1.8 million which amount was reduced to approximately $474,000 at June 30, 1996. This reduction was made possible through court ordered lease payments, which payment order expired in March, 1996, and through sales of the leases and equipment under lease to unrelated third parties. The sales of equipment and leases resulted in the Partnership incurring a loss of approximately $57,000 which was charged to the provision for possible losses in the first six months of 1996. In July, 1996, management re-evaluated its estimated loss based upon changes in the reorganization plan. The Partnership's remaining $474,000 investment in VAC leases at June 30, 1996 was secured by a $100,000 certificate of deposit and a guaranty to the Partnership by the site owner where certain equipment formerly under lease was located. Management estimated it would recover approximately $350,000 and therefore, a provision for possible losses of $124,233 was recorded in the second quarter. During the third quarter of 1996, the Partnership received the $100,000 cash from the certificate of deposit and a note receivable with a net present value of $201,034 as final settlement of its claims in the bankruptcy of VAC. An additional $48,966 was therefore charged to the provision for possible losses with respect to VAC in the third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued.


Liquidity and Capital Resources

                                 Nine Months Ended   Nine Months Ended
                                   September 30         September 30
                                       1996                 1995
----------------------------------------------------------------------
Major Cash Sources:
Principal portion of lease
 payments received                  $2,562,170           $4,213,569
Proceeds received on sale of
 leases                             $2,000,372           $  356,959
Net proceeds from debt              $  215,104           $2,838,576


Major Cash Uses:
Purchase of equipment and leases    $4,497,038           $7,438,735
Distributions to partners           $1,530,159           $1,530,156
----------------------------------------------------------------------



The Partnership increased the amount owed on a $6.25 million line-of-credit agreement by $499,929 in the nine month period ended September 30, 1996, leaving an outstanding balance at September 30, 1996 of $4,613,433. In August, 1995, the Partnership borrowed $1,350,000 from a bank under terms of a long-term note payable for purposes of investing in additional leases. The balance due on this note payable at September 30, 1996 was $944,606. This note payable requires monthly payments of $39,996 through its maturity on November 30, 1998. At the present time the Partnership has not encountered any significant competition thus enabling the Partnership to obtain its desired lease rates.

The Partnership is required to establish working capital reserves of no less than 1% of the gross proceeds to satisfy general liquidity requirements, operating costs for equipment, and the maintenance and refurbishment of
equipment.   At September 30, 1996 that working capital reserve, as defined, would be $170,018. The Partnership has these funds readily available under its line-of-credit.

Equipment purchases for investment in direct financing leases has remained relatively consistent with that of the corresponding period of one year ago due to the strong demand for equipment financing. All net proceeds from the sale of Partnership units have been used to acquire equipment. Equipment purchases are now funded through available excess operating cash and borrowed funds.

At September 30, 1996 adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases. The General Partner expects that income from future rentals will provide sufficient cash to maintain the historic rate of distributions into the foreseeable future prior to liquidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued.

Liquidity and Capital Resources (continued)

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

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

There are no exhibits included with this Form 10-Q.

There were no reports filed on Form 8-K during the third quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                 ---------------------------------------
                                               (Registrant)


Date                               ---------------------------------------------
    ------------                   Thomas J. Berthel, President


Date                               ---------------------------------------------
    ------------                   Ronald O. Brendengen, Chief Financial Officer