Form 10-K405
period 1996-12-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1997-03-31
CIK 874394

                          UNITED STATES SECURITIES
                           AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the transition period from _____ to _____.

                      Commission file number -33-40091.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
           (Exact name of registrant as specified in its charter)

           Iowa                                         42-1367356
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

        425 Second Street S.E., Suite 600, Cedar Rapids, Iowa     52401
      (Address of principal executive offices)                 (Zip Code)


Registrants telephone number, including area code 319-365-2506

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities pursuant to section 12 (g) of the Act:

                  Limited Partnership Interests (the Units)
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 21, 1997, 67,902 Units were issued and outstanding. Based on the original sale price of $250 per Unit, the aggregate market value at March 21, 1997 was $16,975,500.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the prospectus included in the Partnerships Post Effective Amendment No. 4 to the Registration Statement on Form S-1 filed December 22, 1992 are incorporated by reference into Part IV.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.


                        1996 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS

                                                                        Page
                                   PART I

Item 1    Business                                                        3
Item 2    Properties                                                      5
Item 3    Legal Proceedings                                               5
Item 4    Submission of Matters to a Vote of Unit Holders                 5

                                   PART II

Item 5.   Market for the Registrant's
          Common Equity and Related Stockholders Matters                  5
Item 6    Selected Financial Data                                         5
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6
Item 8    Financial Statements and Supplementary Data                    11
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                         27

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant             27
Item 11.  Executive Compensation                                         29
Item 12.  Security Ownership of Certain
          Beneficial Owners and Management                               30
Item 13.  Certain Relationships and Related Transactions                 30

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                       31

          SIGNATURES                                                     32
          EXHIBIT INDEX                                                  33

                                   PART I

Item 1. Business

Telecommunications Income Fund IX, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 2, 1991. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 425 Second Street S.E., Suite 600, Cedar Rapids, Iowa 52401. All of the voting stock of the General Partner is owned by Berthel Fisher & Company, Inc. ("Berthel Fisher").

The Partnership began offering Units to the public on October 31, 1991 and continued to offer Units to the public through April 30, 1993.

The Partnership will operate until December 31, 1999 unless dissolved sooner due to the occurrence of any of the following events: (i) the vote by limited partners owning a majority of the Partnership in accordance with the Partnership Agreement; (ii) the withdrawal, bankruptcy, or dissolution and liquidation or other cessation to exist as a legal entity of the general partner (unless any successor general partner elected in accordance with the provisions of the Partnership Agreement elects to continue the business of the Partnership); (iii) the final distribution of all liquidating distributions among the limited partners pursuant to the Partnership Agreement; or (iv) the sale or disposition of all or substantially all of the assets of the Partnership without the subsequent reinvestment in equipment.

The business of the Partnership is the acquisition and leasing of equipment, primarily telecommunications equipment such as pay telephones and call processing equipment. The Partnership began its primary business activities on November 29, 1991.

The principle objective of the Partnership is to obtain the maximum available economic return from its investment in equipment leases to unaffiliated third parties with a view toward: (i) generating cash flow from operations, with the intent to make distributions during the Operating Phase (the period which ends when the General Partner elects to begin the liquidation of the Partnership assets); (ii) reinvesting (during the Operating Phase) any undistributed cash flow from operations in additional equipment to be leased to increase the Partnership's assets; (iii) obtaining the residual values of equipment upon sale; (iv) obtaining value from sales of the Partnership's lease portfolio upon entering the Liquidating Phase (the period during which the General Partner will liquidate the Partnership assets); and (v) providing cash distributions to the partners during the liquidating phase.

The Partnership acquires telecommunications equipment (primarily pay telephones and call processing equipment) that is leased to third parties generally under full payout leases. The Partnership has also acquired other types of equipment that is subject to full payout leases. Full payout leases are leases that are expected to generate gross rental payments sufficient to recover the purchase price of the subject equipment and any overhead and acquisition costs. During 1996, the Partnership acquired equipment with a cost of $5,970,136 that was leased to its customers.

Equipment acquired by the Partnership is installed in various locations by the lessees. When the lessee installs the equipment in a location, a site location agreement gives the lessee the right to have the equipment at this site for a specified period of time. These site location agreements generally have a three to five year term. The Partnership, in addition to its ownership of the equipment, takes an assignment of and a first security interest in these site location agreements. Therefore, if a lessee defaulted, the Partnership would have the ability to re-sell or re-lease the equipment in place. This "in place" value is generally much higher than the residual value of the equipment. The telecommunications equipment generates revenue primarily through long distance phone calls. The Partnership's lessee generally receives long distance revenue from a contracted third party billing company. The Partnership also takes an assignment of this revenue.

The General Partner acquires and approves leases on behalf of the Partnership. The General Partner established guidelines to use in approving lessees. Generally, before any lease is approved, there is a review of the potential lessees' financial statements, credit references are checked, and outside business and/or individual credit reports are obtained.

The equipment purchased by the Partnership consists of advanced technology pay telephones and call processing systems to be used in hotels, hospitals, colleges, universities, and correctional institutions. The Partnership has also purchased and leased hotel satellite television equipment.

The Partnerships telecommunication equipment leases are concentrated in the pay telephone and hotel industries representing approximately 78% and 7% of the Partnerships direct finance lease portfolio at December 31, 1996, respectively. During the year ended December 31, 1996, three customers accounted for over 10% of the Partnerships income from direct financing leases.

The loss of these leases would have an adverse effect on the Partnership's business. The Partnership's first security interest in the site location agreements could, however, in the case of a default, give the Partnership the ability to re-sell or re-lease the equipment in place, thereby minimizing the Partnership's potential loss.

The leasing industry is very competitive and the Partnership has fewer assets than some of its major competitors.

A significant portion of the Partnerships business is with customers who are in the telecommunications industry. The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Partnerships customers that operate in the telecommunications industry. Generally, regulation affects rates that can be charged and the relationship of the regional Bell operating companies to the rest of the pay telephone industry. Federal legislation signed by the President in February, 1996 included many provisions that affect the activities of the Partnerships customers who are independent pay telephone providers. The FCC is currently proposing regulations affecting long distance rates. The majority of the customers of the Partnership are currently operating within the range of rates proposed by the FCC. Some customers are below the proposed range and will be able to increase their rates. Those customers whose rates exceed the highest rates permitted by the FCC will reduce their rates, but management does not expect such reductions to affect those customers ability to make lease payments. Generally, management does not expect regulation to have any significant negative impact upon the business of the Partnership.

 Item 2.        Properties

The Partnership does not own or lease any real estate. The Partnership's materially important properties consist entirely of equipment under lease. The carrying value of such equipment is represented by the Partnership's investment in direct financing leases, net of an allowance for possible losses, and operating leases that was $14,638,432 at December 31, 1996. This was comprised primarily of telecommunications equipment, as described in Item 1.

Item 3. Legal Proceedings

The registrant is not a party to any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Unit Holders

No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.

                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters:

The Registrants' Units are not publicly traded. There is no market for the Registrant's Units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the Units.


                                                 Number of Partners
                                                        at
        Title of Class                            March 20, 1997
        -----------------------------------------------------------
        Limited Partner                                1,179
        General Partner                                    1

Distributions of $2,039,573, $2,040,208, $2,040,210,  and $1,839,448 were made to investors in 1996, 1995, 1994 and 1993, respectively. This represented distributions per unit of $30.00 for each of those years.

Item 6. Selected Financial Data

                              Year Ended       Year Ended      Year Ended      Year Ended      Year Ended
                             Dec. 31, 1996    Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec.31, 1992
Total Revenue                 $ 3,289,142      $ 2,956,684    $ 2,996,563     $ 2,853,471     $ 1,068,671
Net Income                      1,008,207        1,649,729      1,783,703       2,118,543         703,632
Total Assets                   15,642,179       20,464,124     18,052,458      19,861,786      13,353,871
Line of Credit                  1,060,490        4,113,504      2,812,598       3,933,841       3,275,264
Bank term loan                    845,149        1,229,431            ---             ---             ---
Provision for Possible Losses     577,931           94,156        270,000             ---             ---
Distributions to Partners       2,039,573       2, 040,208      2,040,210       1,839,448         696,034
Net Income per Unit                 14.83            24.26          26.23           33.79           31.49
Distributions per Unit              30.00            30.00          30.00           30.00           30.00


 The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                   Year Ended              Year Ended              Year Ended
                                December 31, 1996       December 31, 1995       December 31, 1994
Result of Operations
Description:
  Lease Income                      $ 2,686,350            $ 2,873,830           $  2,946,230
  Gain on Lease Terminations            413,880                 23,355                 38,445
  Management Fees                       322,601                441,972                412,813
  Admin. Services                        81,655                 82,307                 74,988
  Interest Expense                      492,210                432,197                363,881
  Professional Fees                      95,564                 45,814                 51,908
  Other Expense                          74,448                 59,969                 39,270
  Provision for Possible Losses         577,931                 94,156                270,000
  Depreciation                          286,526                150,540                   -0-
  Impairment Loss                        350,000                   -0-                   -0-


Lease income declined in 1996 versus 1995 and 1994 due to the Partnerships decreased net investment in direct financing leases. As the Partnership ages and continues to make distributions to the limited partners, available funds for reinvestment in equipment have decreased and thus, the decrease in the lease portfolio and associated lease income. In addition, as further described later in Item 7, in 1995 the Partnership repossessed its equipment under lease to Telecable/Continental and re-leased the equipment to Payphones of America. In so doing, the terms of the new lease with Payphones of America allowed them to make lesser lease payments in order to place the equipment back into a profitable operating situation and thus the Partnership did not realize income from this restructured lease during 1995 and under a portion of this lease during 1996. Also as further discussed later in Item 7, a lessee of the Partnership, Value-Added Communications, Inc. (VAC), filed Chapter 11 bankruptcy in 1995. This lessees bankruptcy filing did not materially affect the lease income of the Partnership in 1995 since the Partnership continued to receive full lease payments with the exception of one monthly payment.
However, the income recorded in 1996 for VAC was $35 compared to $343,516 in 1995. The Partnership continues to originate leases with the excess cash flow generated by its operations and will do so until the Partnerships liquidation phase begins. Lease income is expected to continue to gradually decline until the Partnerships liquidation phase begins when new leases will cease being written and its existing leases will fully mature or will be sold and
distributions will be made to the Partners.   Listed below are the equipment
acquisitions by year:

                                     1996              1995                 1994
   Equipment acquisitions        $ 5,970,136        $ 8,646,868         $ 4,303,300


At the end of a lease term, the Partnership attempts to sell the equipment under lease to the lessee for an amount at least equal to the residual value booked. Additionally, from time to time, the Partnership will receive a request from a lessee for an early pay-off and the amount quoted by the General Partner will always be at least equal to the Partnerships net investment and typically will exceed the net investment as evidenced by the net gains recognized by the Partnership on lease terminations. As the Partnership and its leases mature, these gains on terminations are expected to continue to increase as the residual assets are sold at the end of lease terms.

 Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management fees are paid to the General Partner and represent 5% of the lease rental payments received. Rental payments declined in 1996 due to the Partnerships decreased net investment in direct financing leases. Rental payments received in the three years ended December 31, 1996, 1995, and 1994 are as follows:

                                     1996              1995              1994
   Rental Payments Received       $6,452,000         $8,839,440      $8,256,260


The General Partner receives a monthly reimbursement for administrative services provided to the Partnership which has remained relatively stable in each of the three years ended December 31, 1996, 1995 and 1994.

The increase in interest expense is a result of the Partnership borrowing funds to acquire equipment for investment in direct financing leases. During 1992, the Partnership obtained a $5 million dollar line of credit with a bank and this amount was increased to $6.25 million in November, 1993. The provisions of this credit facility allow the Partnership to borrow up to 32% of the Partnership's qualified lease receivables, at a rate of 1.0% above the bank's prime rate. The balance outstanding under this line-of-credit agreement at December 31, 1996 was $1,060,490. In August, 1995, the Partnership obtained a term loan of $1,350,000 with a bank secured by certain direct financing leases of the Partnership. This term loan was obtained to capitalize on the favorable interest rate of the term loan of 8.91% and to enable the Partnership to write more lease business and enhance the Partnerships return. This term loan is due in monthly installments through November, 1998.

Professional fees included payments for independent auditing services, tax return preparation, and other accounting assistance. In addition, legal fees were incurred for various regulatory filing requirements of the Partnership during 1994, 1995 and 1996. The Partnership incurred $60,160 of legal expense in 1996 associated with the bankruptcy proceedings of two lessees.

Generally accepted accounting principles require a provision be established for known and inherent risks in the Partnerships lease portfolio. Since there was no history of a lessee defaulting in the Partnership, and none were foreseen in the future, a reserve had not been established in years prior to 1994. Two lessees, Value Added Communications (VAC) and Telecable/Continental, experienced cash flow problems in 1994 resulting in past due lease payments. The past due lease payments from Telecable/Continental were converted to notes receivable during 1994. These notes carried an interest rate of 15% and terms ranging from three months to one year. At December 31, 1994, a reserve of $270,000 was recorded to cover the possibility of future losses for leases in default and other leases.

On October 10, 1995, VAC filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. The Partnerships net investment in its leases with this customer was $1,676,442 at December 31, 1995 representing approximately 9% of the Partnerships net investment in direct financing leases. The bankruptcy courts Order Approving Emergency Sale indicated that of the Partnerships total net investment in direct financing leases with VAC, $1,053,919 of leases would be purchased from the Partnership by other unrelated third parties. The remaining net investment balance of $622,523, comprised of one lease, was

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations (Continued)

expected to continue to be repaid according to the terms of the original lease. The revenues generated by the assets under such remaining lease were considered adequate to repay the lease according to the original terms.

At June 30, 1996, the net investment was reduced to approximately $474,000. This reduction was due to lease payments received pursuant to a court order which expired in March 1996, and to sales to unrelated third parties of the leases and equipment under lease, which resulted in a loss of approximately $57,000. The remaining $474,000 investment in VAC leases was secured by a $100,000 certificate of deposit and a guaranty to the Partnership by the site owner where certain equipment formerly under lease was located. Management estimated it would recover approximately $350,000 and therefore, a provision for possible losses of $124,000 was recorded in the second quarter. During the third quarter of 1996, the Partnership received $100,000 from the certificate of deposit and a note receivable with a net present value of $201,034 as final settlement of its claims in the bankruptcy of VAC. An additional $48,966 was therefore charged to the provision for possible losses with respect to VAC in the third quarter.

On May 6, 1996, a lessee of the Partnership, United Tele-Systems of Virginia, Inc. (UTS) filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. This bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Partnership exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $200,000. This equipment is currently being operated for the Partnership under a short-term management agreement. The Partnership, the General Partner , an affiliated partnership and UTS have also been named in a lawsuit, filed by another creditor of UTS. The creditor is claiming $360,000 in compensatory damages and $350,000 in punitive damages. Management believes the lawsuit is without merit and intends to vigorously defend it. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit to avoid protracted litigation costs, the Partnership expects to incur a loss upon the sale or re-lease of this equipment. Management has charged $135,000 to the provision for possible lease losses for the expected loss. Due to the uncertainty of the fair market value of the equipment and the outcome of the litigation, there can be no assurances that the ultimate loss will not exceed $135,000. The Partnerships net investment in the equipment, net of the specific allowance, has been reclassified to equipment under operating leases pending its ultimate sale or release under a direct finance lease.

In 1995, the Partnership exercised its right to manage the assets leased to a customer due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases approximated $1.4 million and the Partnership subsequently purchased approximately $100,000 of additional equipment. Effective July 1, 1995, a new lease was executed for this equipment with a new lessee, Payphones of America. The terms of this new lease were such that it met the criteria of an operating lease. The equipment under lease is being depreciated under the straight-line method over its estimated remaining life which is the primary reason for the increased depreciation expense in 1995 and 1996.

During the third quarter of 1996, Payphones of America was sold and the sale included those pay telephones under operating lease as discussed above and others that the Partnership had financed under direct financing leases. The Partnership financed this purchase for the purchaser, Phone-Tel Technologies (Phone-Tel), via a direct financing lease which included the Partnership advancing Phone-Tel an additional $508,905 in cash for other payphone assets that were not then under lease resulting in the Partnership having a direct financing lease with Phone-Tel of $3,375,000. Also as part of this transaction,

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the Partnership received 22,260 shares of common stock of Phone-Tel and was owed $47,602 from the general partner for monies received by the general partner on behalf of the Partnership. These funds were repaid in October 1996.

The remaining net equipment cost of the assets which continue under operating lease approximates $686,000, prior to the impairment discussed below and relates to hotel satellite television equipment. This remaining net equipment cost is expected to be recovered by the Partnership through the sale of the equipment. The possibility exists that this transaction will not materialize, however, managements best current information indicates that this transaction will be completed. Management has recorded a $350,000 impairment loss to reflect the estimated fair market value of this equipment.

In March, 1996, the Partnership exercised its right to manage the assets leased to Inn-Touch Communications, Inc. due to non-payment of lease receivables. The net investment in this lease at that time approximated $1,370,000. The Partnership entered into a management agreement with CCN to operate the route. The Partnership advanced $194,000 to CCN to be used for working capital purposes. Under this agreement, CCN was to pay the Partnership an amount based on a percent of CCNs monthly net cash proceeds from operating the route. The balance of this working capital advance at December 31, 1996 was $187,425. A charge of $284,308 has been made to the loss reserve to reflect what Management estimates is recoverable under this agreement.

Management has established specific and general loss allowances at December 31, 1996, as follows:


                 General Reserve                         $ 222,818
                 Specific Reserve - Inn-Touch/CCN           21,996
                                                         ---------
                                                         $ 244,814
                                                         =========

Losses or expected losses charged to the loss allowances in 1996 are as follows:


                 VAC                                      $229,966
                 Inn-Touch/CCN                             284,308
                 UTS                                       135,000
                 Others                                     47,999
                                                         ---------
                                                          $697,273
                                                         =========

Other expense consists primarily of banking, data processing fees and postage expense. The data processing costs represent costs incurred for the maintenance of financial records and investor data.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Through December 31, 1996, there have been distributions totaling $8,670,273. As of December 31, 1996 the Partnership had $497,144 of cash on hand.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund X, L.P. ("TIF X"), a publicly owned limited partnership that is engaged in the equipment leasing business. Also, an affiliate of the General Partner serves as a general partner of one privately offered active limited partnership. As of December 31, 1996, the net proceeds of the private program and TIF X have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in managements opinion.

The equipment that the Partnership leases is maintained by the lessee, and it is the lessees responsibility to keep the equipment upgraded with any improvements that may be developed. The Partnership generally establishes the equipment's residual as 10% of the equipments original cost. This residual value is generally expected to be realized by the sale of the equipment at the expiration of the original lease term. The General Partner monitors the maintenance and upgrades to the equipment and expects the Partnership to realize residual values of at least 10%.

The General Partner is not aware of any regulatory issues that may have a substantial negative impact within the telecommunications industry in which the Partnership conducts a significant amount of its business. There are, and will continue to be, regulatory issues within the telecommunications industry that the General Partner will monitor.

The equipment leases acquired by the Partnership have been financed to yield rates of return between 15% and 20%. The lease terms vary from 36 months to 60 months. The rate charged on a particular lease depends on a variety of factors, of which two of the more significant are the size of the transaction and the financial strength of the lessee.

Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold. The impact of inflation is mitigated to the extent that any increases in lease related expenses can be passed on to new lessees as new leases are originated.

Liquidity and Capital Resources


                                     Year Ended                  Year Ended                  Year Ended
                                   December 31, 1996          December 31, 1995            December 31, 1994
Major Cash Sources (Uses):

Operations                          $ 1,803,251                 $ 1,830,610                  $ 1,435,986
Net Proceeds (Payments) on
     Line of Credit                 $(3,053,013)                $ 1,300,906                  $(1,121,243)
  Repayments/Terminations of
     Direct Financing Leases        $10,107,822                 $ 6,231,112                  $ 5,689,333
Purchase of Equipment and Leases    $(5,970,136)                $(8,646,868)                 $(4,303,300)
Distributions to Partners           $(2,039,573)                $(2,040,208)                 $(2,040,210)


Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Under terms of the Partnership agreement, the Partnership is required to establish working capital reserves of no less than 1% ($170,018 at December 31, 1996) of the gross proceeds from issuance of Units to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 1996, actual cash on hand was $497,144.

Under terms of the Partnership Agreement, the Partnership may leverage the lease portfolio with debt of up to 40% of the gross equity proceeds raised. At December 31, 1996, the Partnership had the ability to borrow an additional $4,895,061 under this leverage ratio.

At December 31, 1996, the Partnership had a line of credit agreement with a bank that allows the Partnership to borrow the lesser of $6.25 million, or 32% of the Partnership's Qualified Accounts as defined in the agreement. As of December 31, 1996, the balance outstanding under this line of credit was $1,060,490. With the exception of those specific assets pledged as security under the new bank term loan agreement discussed below, this borrowing is secured by all assets of the Partnership. Before any funds are borrowed, the Partnership first utilizes all available excess cash. The Partnership's line of credit is used to acquire additional leases as they become available. The line of credit matures on November 30, 1997.

In August, 1995, the Partnership obtained a term loan of $1,350,000 with a bank secured by certain direct financing leases of the Partnership. This term loan was obtained to capitalize on the favorable interest rate (8.91%) of the term loan and to enable the Partnership to write more lease business and enhance the Partnerships return. This term loan is due in monthly installments through November, 1998. The balance outstanding at December 31, 1996 under this term loan agreement was $845,149.

During 1996, adequate cash was being generated from rentals to make projected distributions and allow for investment in equipment for additional leases.


Item 8. Financial Statements and Supplementary Data

        The following financial statements and related information as of and for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 are included in Item 8:

                Reports of Independent Auditors
                Balance Sheets
                Statements of Income
                Statements of Changes in Partners' Equity
                Statements of Cash Flows
                Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Partners

Telecommunications Income Fund IX, L.P.

We have audited the accompanying balance sheets of Telecommunications Income Fund IX, L.P. as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1996 and 1995 financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund IX, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP /s/

Cedar Rapids, Iowa
February 28, 1997

                          [Ernst & Young Letterhead]

                        Report of Independent Auditors


The Partners
Telecommunications Income Fund IX, L.P.

We have audited the accompanying statements of income, changes in partners' equity and cash flows of Telecommunications Income Fund IX, L.P. for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership has significant transactions with related parties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Telecommunications Income Fund IX, L.P. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                                    /s/ Ernst & Young LLP

Des Moines, Iowa

February 3, 1995

TELECOMMUNICATIONS INCOME FUND IX, L.P.

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS (Note 5)                                                   1996            1995
Cash and cash equivalents                                          $497,144  $      161,866
Available-for-sale security                                          60,310               -
Net investment in direct financing leases (Note 2)               13,575,298      18,855,785
Allowance for possible lease losses (Note 3)                       (244,814)       (364,156)
                                                             --------------  --------------
Direct financing leases, net                                     13,330,484      18,491,629
Equipment leased under operating leases, less accumulated
depreciation of $23,144 in 1996 and $150,540 in 1995              1,307,948       1,329,967
Equipment held for sale (Note 4)                                    164,487               -
Intangibles, less accumulated amortization of
$5,104 in 1996 and $13,204 in 1995                                    7,615          12,719
Other assets                                                        274,191         467,943
                                                             --------------  --------------
TOTAL                                                           $15,642,179     $20,464,124
                                                             ==============  ==============
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Line-of-credit agreement (Note 5)                                $1,060,490      $4,113,504
Trade accounts payable                                                4,059          30,976
Due to affiliates (Note 7)                                           47,719         206,895
Accrued expenses and other liabilities                               61,352          79,648
Lease security deposits                                             439,033         541,573
Note payable (Note 5)                                               845,149       1,229,431
                                                             --------------  --------------
Total liabilities                                                 2,457,802       6,202,027
                                                             --------------  --------------
PARTNERS' EQUITY, 100,000 units authorized (Notes 1,6):
General partner, 40 units issued and outstanding                     11,832          12,439
Limited partners, 67,862 units in 1996 and 67,967 units
in 1995 issued and outstanding                                   13,192,649      14,249,658
Unrealized loss on available-for-sale security                     (20,104)               -
                                                             --------------  --------------
Total partners' equity                                           13,184,377      14,262,097
                                                             --------------  --------------
TOTAL                                                           $15,642,179     $20,464,124
                                                             ==============  ==============

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     1996             1995             1994
REVENUES:
Income from direct financing leases                  $2,686,350       $2,873,830      $2,946,230
Gain on lease terminations                              413,880           23,355          38,445
Interest and other income                               188,912           59,499          11,888
                                                ---------------  ---------------  --------------
Total revenues                                        3,289,142        2,956,684       2,996,563
                                                ---------------  ---------------  --------------
EXPENSES:
Management and administrative fees (Note 7)             404,256          524,279         487,801
Other general and administrative expenses               170,012          105,783          91,178
Interest expense                                        492,210          432,197         363,881
Provision for possible lease losses (Note 3)            577,931           94,156         270,000
Depreciation expense                                    286,526          150,540               -
Impairment loss on equipment (Note 4)                   350,000                -               -
                                                ---------------  ---------------  --------------
Total expenses                                        2,280,935        1,306,955       1,212,860
                                                ---------------  ---------------  --------------
NET INCOME                                           $1,008,207       $1,649,729      $1,783,703
                                                ===============  ===============  ==============
NET INCOME ATTRIBUTED TO:
General partner                                            $593             $970          $2,283
Limited partners                                      1,007,614        1,648,759       1,781,420
                                                ---------------  ---------------  --------------
                                                     $1,008,207       $1,649,729      $1,783,703
                                                ===============  ===============  ==============
NET INCOME PER PARTNERSHIP UNIT                          $14.83           $24.26          $26.23
                                                ===============  ===============  ==============
WEIGHTED AVERAGE PARTNERSHIP UNITS
OUTSTANDING                                              67,990           68,007          68,007
                                                ===============  ===============  ==============

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                   UNREALIZED
                                                                                    LOSS ON
                                     GENERAL                                      AVAILABLE-       TOTAL
                                     PARTNER    LIMITED PARTNERS                   FOR-SALE      PARTNERS'
                                    (40 UNITS)       UNITS            AMOUNT       SECURITY        EQUITY
BALANCE AT DECEMBER 31, 1993           $11,586            67,967     $14,897,497                  $14,909,083
Net income                               2,283                 -       1,781,420                    1,783,703
Distributions to partners
($30.00 per unit) (Note 6)              (1,200)                -      (2,039,010)                  (2,040,210)
                                    ----------  ----------------  --------------               --------------
BALANCE AT DECEMBER 31, 1994            12,669            67,967      14,639,907                   14,652,576
Net income                                 970                 -       1,648,759                    1,649,729
Distributions to partners
($30.00 per unit) (Note 6)              (1,200)                -      (2,039,008)                  (2,040,208)
                                    ----------  ----------------  --------------               --------------
BALANCE AT DECEMBER 31, 1995            12,439            67,967      14,249,658                   14,262,097
Net income                                 593                 -       1,007,614                    1,008,207
Distributions to partners
($30.00 per unit) (Note 6)              (1,200)                -      (2,038,373)                  (2,039,573)
Withdrawal of limited partners               -             (105)         (26,250)                     (26,250)
Change in unrealized loss on
available-for-sale security                  -                 -               -     $(20,104)        (20,104)
                                    ----------  ----------------  --------------  -----------  --------------
BALANCE AT DECEMBER 31, 1996           $11,832            67,862     $13,192,649     $(20,104)    $13,184,377
                                    ==========  ================  ==============  ===========  ==============

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              1996              1995              1994
OPERATING ACTIVITIES:
Net income                                                    $1,008,207        $1,649,729  $      1,783,703
Adjustments to reconcile net income to net cash
from operating activities:
Gain on lease terminations                                      (413,880)          (23,355)          (38,445)
Depreciation of equipment                                        286,526           150,540                 -
Amortization of intangibles                                        5,104             9,593            26,474
Provision for possible lease losses                              577,931            94,156           270,000
Impairment loss on equipment                                     350,000                 -                 -
Changes in operating assets and liabilities:
Other assets                                                     193,752          (251,184)         (173,809)
Trade accounts payable                                           (26,917)           30,976          (432,328)
Due to affiliates                                               (159,176)          177,929            (2,898)
Accrued expenses and other liabilities                           (18,296)           (7,774)            3,289
                                                        ----------------  ----------------  ----------------
Net cash from operating activities                             1,803,251         1,830,610         1,435,986
                                                        ----------------  ----------------  ----------------
INVESTING ACTIVITIES:
Acquisition of, and purchases of equipment for,
direct financing leases                                       (5,970,136)       (8,646,868)       (4,303,300)
Repayments of direct financing leases                          3,233,298         5,814,344         5,309,844
Proceeds from termination of direct financing leases           6,874,524           416,768           379,489
Repayments of notes receivable                                         -            29,113                55
Issuance of notes receivable                                           -            (5,074)                -
Net lease security deposits collected (paid)                    (102,540)           70,677            70,608
                                                        ----------------  ----------------  ----------------
Net cash from investing activities                             4,035,146        (2,321,040)        1,456,696
                                                        ----------------  ----------------  ----------------
FINANCING ACTIVITIES:
Proceeds from line-of-credit borrowings                       15,614,221        13,275,220         8,809,542
Repayments of line-of-credit borrowings                      (18,667,235)      (11,974,314)       (9,930,785)
Proceeds from additional borrowings                                    -         1,350,000                 -
Repayments of additional borrowings                             (384,282)         (120,569)                -
Loan origination costs incurred                                        -           (13,500)                -
Distributions and withdrawals paid to partners                (2,065,823)       (2,040,208)       (2,040,210)
Other                                                                  -                 -           (10,000)
                                                        ----------------  ----------------  ----------------
Net cash from financing activities                            (5,503,119)          476,629        (3,171,453)
                                                        ----------------  ----------------  ----------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                 335,278           (13,801)         (278,771)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                161,866           175,667           454,438
                                                        ----------------  ----------------  ----------------
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                                     $497,144          $161,866          $175,667
                                                        ================  ================  ================
                                                                                            (Continued)

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONCLUDED)

                                                                                  1996            1995          1994
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                      $498,431        $417,132    $340,880
Noncash investing and financing activities:
Note receivable exchanged for payment on lease                                            -               -     133,336
Available-for-sale security exchanged for payment on lease                           80,414               -           -
Security deposit applied against direct financing leases                                  -               -      70,249
Equipment reclassified from direct financing leases to operating leases           1,331,092       1,372,956           -
Equipment reclassified from note receivable to operating leases                           -         107,551           -
Equipment reclassified from operating leases to held for sale                       164,487               -           -
Equipment reclassified from operating leases to direct financing leases             552,098               -           -
Change in unrealized loss on available-for-sale security                            (20,104)              -           -

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND NATURE OF OPERATIONS- Telecommunications Income Fund IX, L.P. (the "Partnership") was formed on April 2, 1991 under the Iowa Limited Partnership Act. The general partner of the Partnership is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation. During its offering period, which ended April 30, 1993, the Partnership sold 68,007 units of partnership interests at a price per unit of $250.

    The Partnership's operations are conducted throughout the United States. The Partnership acquires primarily telecommunications equipment for lease to third parties. The lease agreements with individual customers are generally in excess of $500,000 and certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note 2). At any time after October 30, 1996 (or earlier if the General Partner determines it to be in the Partnership's best interest), but no later than April 30, 1998, the Partnership will cease reinvestment in equipment and leases and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 1999, or earlier, upon the occurrence of certain events. See Note 6.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible lease losses and the estimated unguaranteed residual values of the Partnership's leased equipment.

    Most of the Partnership's leases in the telecommunications industry are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require lease financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Partnership's customers to make scheduled payments under their equipment leases could have a material near-term impact on the allowance for possible lease losses.

    Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the original contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

    CERTAIN RISK CONCENTRATIONS - The Partnership's telecommunication equipment leases are concentrated in the pay telephone and hotel industries representing approximately 78% and 7% of the Partnership's direct finance lease portfolio at December 31, 1996, respectively.

    RELATED PARTY TRANSACTIONS - In fulfilling its role as general partner, Berthel Fisher & Company Leasing, Inc. enters into transactions with the Partnership in the normal course of business. Further, the Partnership also enters into transactions with affiliates of Berthel Fisher & Company Leasing, Inc. These transactions are set forth in the notes that follow. Management is of the opinion that these transactions are in accordance with the terms of the Agreement of Limited Partnership.

    CASH AND CASH EQUIVALENTS - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    AVAILABLE-FOR-SALE SECURITY - The Partnership has an investment in a marketable equity security classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of partners' equity. At December 31, 1996, the security had a cost of $80,414 and an estimated fair value of $60,310, resulting in an unrealized loss of $20,104. Fair value is determined using published market prices.

    NET INVESTMENT IN DIRECT FINANCING LEASES - The Partnership's primary activity consists of leasing telecommunications equipment under direct financing leases generally over a period of three to five years. At the time of closing a direct financing lease, the Partnership records the gross lease contract receivable, the estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the cost of the equipment leased. In addition, the Partnership capitalizes all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate-of-return on the net investment in the lease. Lessees are responsible for all taxes, insurance and maintenance costs.

    The realization of the estimated unguaranteed residual value of leased equipment depends on the value of the leased equipment at the end of the lease term and is not a part of the contractual agreement with the lessee. Estimated residual values are based on estimates of amounts historically realized by the Partnership for similar equipment and are periodically reviewed by management for possible impairment.

    The Partnership performs credit evaluations prior to approval of a lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the property or leased asset. The Partnership maintains an allowance for possible lease losses which could arise should customers become unable to discharge their obligations under the lease agreements. The allowance for possible lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the lease portfolio. The allowance is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets.
    Leases which are deemed uncollectible are charged off and deducted from the allowance. The provision for possible lease losses and recoveries are added to the allowance.

    Direct financing leases are accounted for as operating leases for income tax purposes.

    EQUIPMENT - Equipment leased under operating leases is stated at cost less accumulated depreciation. The equipment is depreciated using the straight-line method over the estimated useful lives of the assets (five years) to the estimated residual value of the equipment at the end of the lease term. Estimated residual values are based on estimates of amounts historically realized by the Partnership for similar equipment and are periodically reviewed by management for possible impairment.

    Equipment held for sale is stated at lower of cost or estimated fair market value.

    INTANGIBLES - Intangibles consist of organization costs incurred with the formation of the Partnership and financing costs incurred in connection with borrowing agreements. Deferred organization expenses are being amortized over a five-year period. Deferred financing costs are being amortized over the life of the related debt, which is approximately three years.

    TAX STATUS - Under present income tax laws, the Partnership is not liable for income taxes, as each partner recognizes a proportionate share of the Partnership income or loss in their income tax return. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

    NET INCOME PER PARTNERSHIP UNIT - Net income per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners' units).

2.  NET INVESTMENT IN DIRECT FINANCING LEASES

    The Partnership's net investment in direct financing leases consists of the following at December 31, 1996 and 1995:


                                                       1996          1995
    Minimum lease payments receivable              $15,905,074    $21,745,015
    Estimated unguaranteed residual values           1,740,217      2,990,007
    Unearned income                                 (4,077,214)    (5,879,237)
    Unamortized initial direct costs                     7,221              -
                                                   -----------    -----------
    Net investment in direct financing leases      $13,575,298    $18,855,785
                                                   ===========    ===========


    At December 31, 1996, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:


                                                    Minimum         Estimated
                                                     Lease        Unguaranteed
                                                    Payments         Residual
                                                   Receivable         Values
      Years ending December 31:
               1997                               $ 5,427,663     $  422,902
               1998                                 4,338,842        277,592
               1999                                 3,122,824        192,420
               2000                                 2,037,688        504,372
               2001                                   978,057        342,931
                                                  -----------     ----------
                                                  $15,905,074     $1,740,217
                                                  ===========     ==========

    The Partnership, General Partner and certain affiliates of the General Partner purchase directly and indirectly a substantial portion of telecommunications equipment under lease from Intellicall, Inc., a publicly-held company. The General Partner's parent and certain limited partners are investors in a limited partnership which owns approximately 7% of the outstanding common stock of Intellicall, Inc. In addition, a principal stockholder of the General Partner's parent is also an investor in this limited partnership.

    Certain limited partners are known by the Partnership to be owners/officers of companies who lease equipment from the Partnership. These limited partners hold interests of approximately 4.5% of the Partnership's outstanding limited partnership units at both December 31, 1996 and 1995.

    Additionally, the Partnership leases equipment to certain companies for which Berthel Fisher & Company Financial Services, Inc., an affiliate of the General Partner, provides financing and investment advisory services or for which the General Partner or its affiliates have an ownership interest. The Company's net investment in direct financing leases with these companies approximated $447,000 and $4,262,000 at December 31, 1996 and 1995, respectively.

    Five customers each account for 10% or more of the amount of income from direct financing leases during one or more of the periods presented, as follows:

                    YEAR ENDED DECEMBER 31,
                    1996    1995     1994
Customer A            7 %     9 %     11 %
Customer B           10      13       14
Customer C            -      12       11
Customer D           12      17        -
Customer E           10       4        1

3.  ALLOWANCE FOR POSSIBLE LEASE LOSSES

    The changes in the allowance for possible lease losses for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                 1996        1995        1994
Balance at beginning of year    $364,156    $270,000    $      -
Provision                        577,931      94,156     270,000
Charge-offs                    (697,273)           -           -
                              ----------  ----------  ----------
Balance at end of year          $244,814    $364,156    $270,000
                              ==========  ==========  ==========

    At December 31, 1996, the allowance for possible lease losses consisted of a specific allowance of $22,000 for a certain lease and a general unallocated allowance of $222,814. Prior year balances represented general unallocated allowances.

    On October 10, 1995, a lessee of the Partnership, Value-Added Communications, Inc. ("VAC") filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. The Partnership's net investment in its leases with this customer was $1,676,442 at December 31, 1995 representing approximately 9% of the Partnership's net investment in direct financing leases. The bankruptcy court's Order Approving Emergency Sale indicated that of the Partnership's total net investment in direct financing leases with VAC, $1,053,919 of leases would be purchased from the Partnership by other unrelated third parties at no loss to the Partnership. The remaining net investment balance of $622,523, comprised of one lease, was expected to continue to be repaid according to the terms of the original lease. The revenues generated by the assets under such remaining lease were considered adequate to repay the lease according to the original terms.

    During 1996, pursuant to the court order, $1,202,442 of leases were sold to unrelated third parties which resulted in a loss of approximately $57,000 and was charged to the allowance for possible lease losses. The remaining $474,000 investment in VAC leases was collateralized by a $100,000 certificate of deposit and a guaranty to the Partnership by the site owner where certain equipment formerly under lease was located. During the third quarter of 1996, the Partnership received $100,000 from the certificate of deposit and a note receivable with a net present value of $201,034 as final settlement of its claims in the bankruptcy of VAC. Therefore, $172,966 was charged to the provision for possible lease losses with respect to VAC.

    On May 6, 1996, a lessee of the Partnership, United Tele-Systems of Virginia, Inc. ("UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. This bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Partnership exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $200,000. This equipment is currently being operated for the Partnership under a short-term management agreement. The Partnership, the General Partner, an affiliated partnership and UTS have also been named in a lawsuit, filed by another creditor of UTS. The creditor is claiming $360,000 in compensatory damages and $350,000 in punitive damages. Management believes the lawsuit is without merit and intends to vigorously defend it. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit to avoid protracted litigation costs, the Partnership expects to incur a loss upon the sale or re-lease of this equipment. Management has charged $135,000 to the provision for possible lease losses for the expected loss. Due to the uncertainty of the fair market value of the equipment and the outcome of the litigation, there can be no assurances that the ultimate loss will not exceed $135,000. The Partnership's net investment in the equipment, net of the specific allowance, has been reclassified to equipment under operating leases pending its ultimate sale or re-lease under a direct finance lease.

    During the fourth quarter of 1996, management of the Partnership provided a specific allowance for a lease with a certain customer for which the Partnership had not been receiving lease payments. Management is actively working with such customer to arrange for a sale of the assets under lease. A charge of $284,000 was recorded to the provision for possible lease losses representing management's best estimate of the loss on the expected sale of the equipment. Also, due to the uncertainty as to the timing and amount of future payments from such customer and as to the sale of the assets under lease, the Partnership reclassified its net investment in the lease at December 31, 1996 of $1,273,463, net of the specific allowance, to equipment leased under operating leases.

4.   EQUIPMENT HELD FOR SALE

    In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases approximated $1,400,000 and the Partnership subsequently purchased approximately $100,000 of additional equipment. During 1996, $814,000 of this net investment was leased to an unrelated party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which relates to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment. Such net equipment cost has been adjusted for an impairment loss of $350,000, to reflect management's estimated fair market value of the equipment.

5.   BORROWING AGREEMENTS

    The Partnership has a line-of-credit agreement with a bank which bears interest at a variable rate (10.13% and 9.5% at December 31, 1996 and 1995, respectively) and allows the Partnership to borrow the lesser of $6.25 million, or 32% of the Partnership's Qualified Accounts, as defined in the agreement. On September 11, 1995, the line-of-credit agreement was amended to extend the maturity date to November 30, 1997 and reduce the interest rate from 2.25% over prime to 1.0% over prime (minimum interest charge of $7,500 per month). In addition, certain loan covenants were changed. The agreement is cancellable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

    The Partnership also has an installment loan agreement which bears interest at 8.91% and is due in monthly installments through November 1998 with a subjective acceleration clause. The agreement is collateralized by certain direct financing leases and a second interest in all other Partnership assets. The agreement is also guaranteed by the General Partner.
    Covenants under the agreement require the Partnership, among other things, to be profitable, not exceed a 40% debt to original equity raised ratio, and not sell a material portion of its assets. The agreement matures as follows: 1997, $421,778; and 1998, $423,371.

6.   LIMITED PARTNERSHIP AGREEMENT

    The Partnership was formed pursuant to an Agreement of Limited Partnership dated as of April 2, 1991 and amended August 12, 1991 (the "Agreement"). The Agreement outlines capital contributions to be made by the partners and the allocation of cash distributions, net income and net loss to the partners. Capital contributions by the partners to the Partnership consist of the $10,000 contributed by the General Partner and the amounts contributed by limited partners for the purchase of their units.

    Any Partnership net loss will first be allocated to the limited partners to the extent of their positive capital account balances. Any additional net loss will be allocated to the General Partner. Any Partnership net income will first be allocated to partners with negative capital accounts in proportion to, and to the extent of, such negative capital accounts.
    Except as provided below, any additional net income will then be allocated to the General Partner and limited partners based on number of units held. During liquidation of the Partnership, when cash distributions are to be made 80% to the limited partners and 20% to the General Partner (see below), net income will be allocated 80% to the limited partners and 20% to the General Partner. Net income or net loss allocated to the limited partners will be apportioned among them based on the number of limited partnership units held and on the number of months within the respective year that such units were held.

    During the Partnership's operating phase, to the extent there is cash available for distribution, cash distributions will be made on a monthly or quarterly basis in the following order of priority: first, to reimburse the General Partner for administrative services it provides to the Partnership, as further described in the Agreement (see Note 7); second, to the limited partners up to amounts representing a 12% annual return on their adjusted capital contribution (as defined), of which 8% annually will be cumulative; and third, to the General Partner, representing a monthly equipment management fee of 5% of the gross rental payments received by the Partnership (see Note 7). To the extent that cash is not available to pay all or a portion of the equipment management fee pursuant to the above priority distributions, such fee will accrue and accumulate. Any remaining cash distributions after payment of the above (including arrearages) will be paid, at the discretion of the General Partner, to the limited partners.

    During the Partnership's liquidation phase, cash available for distribution will be distributed in the following order of priority: first, for payment of the General Partner's administrative services expense described above; second, to the limited partners for any arrearage in their 8% cumulative priority return; third, to the limited partners for 100% of their adjusted capital contributions; fourth, to the limited partners, distributions totaling 12% annually, noncompounded, on their adjusted capital contributions; fifth, to the General Partner for any arrearage in its equipment management fee; and, sixth, 80% to the limited partners and 20% to the General Partner (provided, however, that the General Partner will not receive such amounts unless the limited partners have received total distributions equal to their capital contribution plus a 12% annualized return).

7.   MANAGEMENT AND SERVICE AGREEMENTS

    The Partnership pays an equipment management fee equal to 5% of the amount of gross rental payments received, to the General Partner. The General Partner, in turn, pays 50% of those fees to its parent. During the years ended December 31, 1996, 1995 and 1994, the management fees aggregated $322,601, $441,972 and $412,813, respectively.

    In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $74,775, $82,307 and $74,988 for the years ended December 31, 1996, 1995 and 1994, respectively.

    As a part of the issuance of partnership units, the Partnership paid commissions of 10% to Berthel Fisher & Company Financial Services, Inc., a broker-dealer affiliated with the General Partner, and reimbursed other offering expenses of up to 4% of the gross proceeds to the General Partner. These fees have been treated as syndication costs and charged directly to partners' equity.

8.   RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

    A reconciliation of net income for financial reporting purposes with the related amount reported for income tax purposes is as follows:

                                     1996                        1995                        1994
                                               PER                         PER                         PER
                               AMOUNT         UNIT         AMOUNT         UNIT         AMOUNT         UNIT
Net income for
financial reporting
purposes                    $1,008,207       $14.83     $1,649,729       $24.26     $1,783,703       $26.23
Adjustment to
convert direct
financing leases to
operating leases
for income tax
purposes                       179,482         2.64        182,729         2.69       (503,381)       (7.40)
Net change in
allowance for
possible lease losses         (119,342)       (1.76)        94,156         1.38        270,000         3.97
Gain (loss) on
lease terminations           1,618,985        23.81       (659,300)       (9.69)       (34,565)        (.51)
                         -------------  -----------  -------------  -----------  -------------  -----------
Net income for
income tax
reporting purposes          $2,687,332       $39.52     $1,267,314       $18.64     $1,515,757       $22.29
                         =============  ===========  =============  ===========  =============  ===========

9.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value amounts disclosed below are based on estimates prepared by management of the Partnership based on valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents, line-of-credit agreement, and other short-term payables approximates their fair value because of the short maturity of those instruments or the variable interest rate feature of the instrument. Also, the Partnership's available-for-sale security is reported at market value. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved.

    The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 1996 and 1995:

                 1996                       1995
               CARRYING     FAIR          CARRYING        FAIR
                AMOUNT      VALUE          AMOUNT        VALUE
Note payable    $845,149    $845,149     $1,229,431    $1,218,943

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None


                                   PART III

Item 10.  Directors & Executive Officers of the Registrant

          A. The General Partner of the registrant:

             Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

          B. Executive officers of the General Partner of the Registrant:

             Thomas J. Berthel (age 45) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

             Ronald O. Brendengen (age 41) - Mr. Brendengen is the Treasurer,
Chief Financial Officer and a Director (1988 to present) of     the General
Partner. He was elected to his current offices in October, 1996. He has served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present) of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelors degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

             Nancy L. Lowenberg (age 37), has been elected
Vice President and Chief Operating Officer of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg has been employed by Firstar Bank Iowa, N.A., in Cedar Rapids, since 1986 as Vice President Commercial Loans for Iowa. As Vice President Commercial Loans, she has been relationship manager of 62 accounts with approximately $70,000,000 of committed credit, with responsibility for annual review and maintenance of existing accounts and business development. From 1981 to 1986, Ms. Lowenberg was employed by First Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State
University, Ames, Iowa.                         B.      Executive officers of
the General Partner of the Registrant:  (continued)

             Lynn Whiteman (age 40) - Ms. Whiteman is Vice President-Operations of the General Partner, a position she has held since January, 1993. Prior to
January, 1993, Ms. Whiteman was employed with Firstar   Bank Cedar Rapids, N.A.,
formerly Merchants National Bank. She spent five years in the Correspondent Banking Dept. and then seven in the Commercial Loan Dept., most recently as Vice President Commercial Loans. Ms. Whiteman holds a Bachelors Degree in Business Administration/Finance from the University of Iowa, Iowa City, Iowa. Effective February 21, 1997, Ms. Whiteman has resigned from the Company.

             Gregory G. Pugh (age 38) - Mr. Pugh was appointed Executive Vice President in 1995. He has served as Vice President of the General Partner since
October 1990.  Mr. Pugh has a Bachelor of Science in    Industrial
Administration/Business Management from Iowa State University, Ames, Iowa in 1981. He also has a Masters of Business Administration from Drake University in Des Moines, Iowa in 1990. Prior to Berthel Fisher & Company, Greg worked at Norwest Mortgage from 1989 to 1990 as Branch Facilities Specialist in Des Moines, Iowa. Mr. Pugh was employed by the Principal Financial Group from 1983-1988 in various capacities lastly as a Mortgage Loan Officer. From 1981-1983 Mr. Pugh was employed by Hawkeye Capital Bank, in Des Moines, Iowa.

Item 11. Executive Compensation

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner:


(A)                              (B)                     (C)                (C1)          (C2)                    (D)
                                                                                          Securities of
                                                                                          property
                                                                                          insurance               Aggregate
                                                                                          benefits or             of
                                                        Cash and Cash                     reimbursement           contingent
Name of Individual              Capacities in           equivalent forms                  personal                or forms of
persons in group                which served            of remuneration     Fees          benefits                remuneration
------------------------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co.            General Partner         $0                 $404,256         $0                       $0
Leasing, Inc.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

     (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

     (1)                      (2)                             (3)                       (4)
                        Name and Address of           Amount and Nature of
Title of Class         Beneficial Ownership           Beneficial Ownership         Percent of Class
   Units               Berthel Fisher & Co.              Forty (40) Units;              0.06%
                       Leasing, Inc.
                       425 2nd Street S.E.
                       Suite 600
                       Cedar Rapids, IA 52401


Item 13.  Certain Relationships and Related Transactions

        Related party transactions are described in Notes 2 and 7 of Notes to Financial Statements.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  1. Financial Statements.

                                                                     Page
                                                                      No.

            Balance Sheets at December 31, 1996 and 1995              15

            Statements of Income for the Years
            Ended December 31, 1996, December 31, 1995
            and December 31, 1994                                     16

            Statements of Changes in Partners'
            Equity for the Years Ended December 31, 1996,
            December 31, 1995 and December 31, 1994                   17

            Statements of Cash Flows for the Years Ended
            December 31, 1996, December 31, 1995
            and December 31, 1994                                     18

            Notes to Financial Statements                             20

         2. Financial Statements Schedules

            Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

         3. Exhibits
                 3,4     Amended and Restated Agreement of
                         Telecommunications Income Fund IX,
                         L.P. currently in effect dated as of
                         August 12, 1991 (1)

___________________

                   (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                 (Registrant)

By Berthel Fisher & Company Leasing, Inc.
By: Thomas J. Berthel/s/                                    Date: March 27, 1997
Thomas J. Berthel
President

By Berthel Fisher & Company Leasing, Inc.

By: Ronald O. Brendengen/s/                                 Date: March 27, 1997
Chief Financial Officer, Treasurer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Thomas J. Berthel/s/                                        Date: March 27, 1997
--------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Nancy L, Lowenberg/s/                                       Date: March 27, 1997
--------------------------------------
Nancy L. Lowenberg
Chief Operating Officer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Ronald O. Brendengen/s/                                     Date: March 27, 1997
--------------------------------------
Ronald O. Brendengen
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Gregory G. Pugh/s/                                          Date: March 27, 1997
--------------------------------------
Gregory G. Pugh
Executive Vice-President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Daniel P. Wegmann/s/                                        Date: March 27, 1997
--------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                EXHIBIT INDEX

                                                                      Page No.
3,4     Amended and Restated Agreement of
        Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)

___________________

(1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.