Form 10-Q
period 1997-03-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1997-05-13
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended March 31, 1997         Commission File Number 33-40091

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    ---------------------------------------
             (Exact name of Registrant as specified in its charter)

              Iowa                                          42-1367356
              ----                                          ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

        100 Second Street S.E.,  Cedar Rapids, Iowa              52401
        --------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

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

                                Yes  X       No
                                   ----        -----

As of April 30, 1997, 67,902 Units were issued and outstanding. Based on the original sales price of $250 per Unit, the aggregate market value at April 30, 1997 was $16,975,500.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.


                                     INDEX



Part I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (unaudited).

             Balance Sheets - March 31, 1997 and December 31, 1996.

             Statements of Income - three months ended March 31, 1997 and three months ended March 31, 1996.

             Statement of Changes in Partners' Equity - three months ended March 31, 1997

             Statements of Cash Flows - three months ended March 31, 1997 and three months ended March 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Signatures

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

                           BALANCE SHEETS (UNAUDITED)


                                                                    March 31    December 31
                                                                      1997          1996
                                                                 ------------- -------------
ASSETS

   Cash and cash equivalents                                     $   161,783  $   497,144
   Available-for-sale security                                        62,676       60,310
   Net investment in direct financing leases (Note B)             14,102,658   13,575,298
   Allowance for possible lease losses                              (285,298)    (244,814)
                                                                 -----------  -----------
   Direct financing leases net                                    13,817,360   13,330,484
   Equipment leased under operating leases, less
     accumulated depreciation of $238,021 at March 31,
     1997 and $23,144 at December 31, 1996                         1,237,397    1,307,948
   Equipment held for sale                                           153,632      164,487
   Intangibles                                                         6,577        7,615
   Other assets                                                      250,245      274,191
                                                                  ----------   ----------

TOTAL ASSETS                                                     $15,689,670  $15,642,179
                                                                 ===========  ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

   Line of credit agreement (Note C)                              $1,430,038   $1,060,490
   Trade accounts payable                                                697        4,059
   Due to affiliates                                                  22,404       47,719
   Accrued expenses and other liabilities                             38,597       61,352
   Lease security deposits                                           442,528      439,033
   Note payable (Note C)                                             743,243      845,149
                                                                  ----------   ----------
Total Liabilities                                                  2,677,507    2,457,802

PARTNERS' EQUITY, 100,000 units authorized
   General partner, 40 units issued and outstanding                   11,729       11,832
   Limited partners:  67,862 units issued and outstanding         13,018,172   13,192,649
   Unrealized loss on available-for-sale security                    (17,738)     (20,104)
                                                                 -----------  -----------
Total partners' equity                                            13,012,163   13,184,377
                                                                 -----------  -----------


TOTAL LIABILITIES & PARTNERS' EQUITY                             $15,689,670  $15,642,179
                                                                 ===========  ===========

See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

                        STATEMENTS OF INCOME (UNAUDITED)





                                                       Three Months Ended
                                                 March 31, 1997  March 31, 1996
                                                 --------------  --------------
 Income:
    Lease income                                       $588,355        $703,892
    Interest income                                       1,484             -0-
    Gain on lease terminations                           12,130          25,039
    Other                                                 1,262          28,774
                                                      ---------       ---------
 Total Income                                           603,231         757,705


 Expenses:
    Management fees                                      77,235          76,882
    Administrative services                              23,867          18,354
    Interest                                             43,165         124,648
    Professional fees                                     2,931          36,118
    Provision for possible losses                        31,659        (69,578)
    Depreciation                                         77,405          75,271
    Other                                                12,284          20,023
                                                      ---------       ---------
 Total expenses                                         268,546         281,718
                                                      ---------       ---------

 Net income                                            $334,685        $475,987
                                                      =========       =========

 Net income per partnership unit                       $   4.93        $   7.00

 Weighted average Partnership units outstanding          67,902          68,007



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 1997





                                                                Unrealized
                                                                 Loss on
                                General     Limited Partners    Available-   Total
                                Partner    ------------------    for-Sale   Partners'
                                (40 Units)  Units     Amount     Security    Equity
                                ---------- -------- ----------- ----------- -----------
Balance at December 31, 1996    $11,832     67,862  $13,192,649  $(20,104)  $13,184,377

Change in unrealized loss on
   available-for-sale security      ---        ---          ---      2,366        2,366

Distributions                     (300)        ---    (508,965)        ---    (509,265)

Net income                          197        ---      334,488        ---      334,685
                                -------     ------  -----------  ---------  -----------

Balance at March 31, 1997       $11,729     67,862  $13,018,172  $(17,738)  $13,012,163
                                =======     ======  ===========  =========  ===========




See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                        Three Months Ended
                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------
OPERATING ACTIVITIES
Net income for period                                $   334,685     $   475,987
Adjustments to reconcile net income to net
   cash provided by operating activities:
Amortization of deferred organization costs                1,038             441
Provision for possible losses                             31,659        (69,578)
Depreciation                                              77,405          75,271
Gain on lease terminations                               (12,130)        (25,039)
Changes in operating assets and liabilities:
(Increase) decrease in other assets                       23,946         (16,178)
Decrease in trade accounts payable
    excluding equipment purchase cost accrued             (3,362)         49,429
Increase (decrease) in due to affiliates                 (25,315)        (96,765)
Increase (decrease) in accrued expenses                  (22,755)        (45,992)
                                                     -----------     -----------
Net cash provided by operating activities                405,171         347,576

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
    for direct financing leases                       (1,739,542)     (1,491,424)
Purchase of equipment for an operating lease                 -0-          (9,802)
Repayments of direct financing leases                    986,154         849,060
Proceeds from sale of direct financing leases            250,984       1,243,190
Issuance of notes receivable                                 -0-         (94,048)
Repayments of notes receivable                               -0-           4,229
Security deposits collected                                3,495          15,863
                                                     -----------     -----------
Net cash used in investing activities                   (498,909)        517,068

FINANCING ACTIVITIES
Distributions paid to partners                          (509,265)       (510,053)
Repayment of note payable                               (101,906)        (92,753)
Net (payments on) proceeds from line-of-
   credit borrowings                                     369,548        (297,244)
                                                     -----------     -----------
Net cash used by financing activities                   (241,623)       (900,050)
                                                     -----------     -----------
Net decrease in cash and cash equivalents               (335,361)        (35,406)

Cash and cash equivalents at beginning of period         497,144         161,866
                                                     -----------     -----------
Cash and cash equivalents at end of period           $   161,783     $   126,460
                                                     ===========     ===========


Supplemental Disclosures
Cash paid during the period for interest             $    55,447     $   124,335

See accompanying notes

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March, 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:


                                            March  31, 1997  December 31, 1996
                                            ---------------  -----------------

 Lease payments receivable                      $16,344,349        $15,905,074
 Estimated unguaranteed residual values
      of leased equipment                         1,706,014          1,740,217
 Unearned lease income                           (3,963,830)        (4,077,214)
 Unamortized initial direct costs                    16,125              7,221
                                               ------------        ------------

 Net investment in direct financing leases      $14,102,658        $13,575,298
                                               ============        ===========



NOTE C --CREDIT ARRANGEMENTS

The Partnership has a line-of-credit agreement with a bank that allows the Partnership to borrow the lesser of $6.25 million, or 32% of the Partnership's Qualified Accounts, as defined in the agreement. The line-of-credit expires November 30, 1997 and carries interest at 1% over prime (9.50% at March 31, 1997). The agreement carries a minimum interest charge of $7,500 per month.
The agreement is cancelable by the lender after giving a 90-day notice and is secured by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
---------------------

                                                Three Months Ended March 31
                                                     1997            1996
                                                --------------  --------------
         Description:
         ------------
         Investment in direct financing leases     $14,102,658     $16,909,652
         Lease income                                  588,355         703,892
         Management fees                                77,235          76,882
         Interest expense                               43,165         124,648
         Provision for possible losses                  31,659        (69,578)



Lease income decreased in the first three months of 1997 as compared to the same period in 1996 due to the decrease in the Partnership's net investment in direct financing leases in 1997. Lease income will decline as the lease portfolio matures and the Partnership nears its liquidation. The Partnership is currently in it's fifth year of operations and the liquidation phase must begin no later than April 30, 1998. Initial leases are expiring and the amount of equipment being sold will increase. As a result, the size of the Partnership lease portfolio and the amount of lease income will decline.

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments increased from $1,537,646 in the three months ended March 31, 1996 to $1,544,700 for the three months ended March 31, 1997.

The decrease in interest expense is a result of the Partnership borrowing less funds to acquire equipment for investment in direct financing leases.

The Partnership accrued a $31,659 provision for possible losses for the three months ended March 31, 1997. For the period ended March 31, 1996, an adjustment was made to reduce the loss reserve to equal 1.5 percent of leases and equipment under operating lease. This adjustment of $111,404 resulted in the total expense provision for the quarter ended March 31, 1996 to be a negative $69,578. It is the Partnership's intent to accrue a 1.5% reserve expense based on equipment recorded as an investment in financing leases. However, if a lease is determined to be non-performing, an additional specific reserve may be accrued for the troubled lease.

At March 31, 1997, the allowance for possible lease losses was comprised of a general reserve of $276,473 and a specific reserve of $8,825 for United Tele-Systems. The specific reserve of $8,825 was established to cover anticipated legal costs associated with the sale of the United Tele-Systems equipment. Lease payments receivable of 31 or more days past due amounted to $72,162 at March 31, 1997. This represents .44% of the Partnership's lease payments receivable. While these leases are identified as requiring additional monitoring, they do not necessarily represent non-performing assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY AND CAPITAL RESOURCES                   Three Months Ended        Three Months Ended
                                                   March 31, 1997             March 31, 1996
-----------------------------------------------------------------------------------------------
  Major Cash Sources:
  Principal portion of lease payments received      $  986,154                 $  849,060
  Proceeds received on sale of leases                  250,984                  1,243,190
  Net proceeds from debt                                   -0-                    389,997

  Major Cash Uses:
  Purchase of equipment and leases                   1,739,542                  1,491,424
  Net payments on debt                                 267,642                        -0-
  Distributions to partners                            509,265                    510,053
============================================================================================

The Partnership increased the amount owed on a $6.25 million line-of-credit agreement by $369,548 in the three month period ended March 31, 1997, leaving an outstanding balance at March 31, 1997 of $1,430,038. This left $4,819,962 available to borrow under this agreement at March 31, 1997. In August, 1995, the Partnership borrowed $1,350,000 from a bank under terms of a long-term note payable for purposes of investing in additional leases. The balance due on this note payable at March 31, 1997 was $743,243. This note payable requires monthly payments of $39,996 through its maturity on November 30, 1998.

The credit agreement establishing the line of credit contains various covenants which the Partnership was in compliance with at March 31, 1997. Management expects to renew the line of credit with the lender when it becomes due in November 1997.

At the present time the Partnership has not encountered any significant competition thus enabling the Partnership to obtain its desired lease rates.

The Partnership is required to establish working capital reserves of no less than 1% of the gross proceeds to satisfy general liquidity requirements, operating costs for equipment, and the maintenance and refurbishment of
equipment.   At March 31, 1997 that working capital reserve, as defined, would be $170,018. Actual cash on hand at period end March 31, 1997 was $161,783. The actual cash on hand at March 31, 1997 was below the required level, however, the Partnership has funds readily available from the line of credit agreement.

Equipment purchases for investment in direct financing leases has increased from the corresponding period of one year ago due to the demand for equipment financing. Equipment purchases are funded through available excess operating cash and borrowed funds.

At March 31, 1997 adequate cash is being generated to make projected distributions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       TELECOMMUNICATIONS  INCOME  FUND  IX, L.P.
                                      (Registrant)


Date__________         Ronald O. Brendengen/s/
                       -------------------------------------------------------
                       Ronald O. Brendengen, Chief Financial
                       Officer, Treasurer


Date__________         Daniel P. Wegmann/s/
                       --------------------------------------------------------
                       Daniel P. Wegmann, Controller