Form 10-Q
period 1997-06-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1997-08-14
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended June 30, 1997 Commission File Number 33-40091

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                         Iowa                               42-1367356
                         ----                               ----------
             (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)              Identification No.)

         100 Second Street S.E., Cedar Rapids, Iowa               52401
        ---------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

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

                            Yes  X       No
                               ------       ------

As of July 31, 1997, 67,879 Units were issued and outstanding. Based on the original sales price of $250 per Unit, the aggregate market value at July 31, 1997 was $16,969,750.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

                                     INDEX



PART I.    FINANCIAL INFORMATION


ITEM 1.    Financial Statements (unaudited).

                 Balance sheets - June 30, 1997 and December 31, 1996.

                 Statements of income - three months ended June 30, 1997 and three months ended June 30, 1996. Six months ended June 30, 1997 and six months ended June 30, 1996.

                 Statement of changes in partners' equity - six months ended June 30, 1997.

                 Statements of cash flows - six months ended June 30, 1997 and six months ended June 30, 1996.



ITEM 2. Management's discussion and analysis of financial condition and results of operations.



SIGNATURES

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

                          BALANCE SHEETS  (UNAUDITED)

                                                                     June 30, 1997          December 31, 1996
                                                                -----------------------     -----------------
ASSETS
    Cash and cash equivalents                                        $       66,807           $    497,144
    Available-for-sale security                                              66,780                 60,310
    Net investment in direct financing leases (Note B)                   14,085,553             13,575,298
    Allowance for possible lease losses                                    (292,563)              (244,814)
                                                                     --------------           ------------
    Direct financing leases net                                          13,792,990             13,330,484
    Equipment leased under operating leases, less
        accumulated depreciation of $130,800 at June 30,
        1997 and $23,144 at December 31, 1996                             1,171,997              1,307,948
    Equipment held for sale                                                 141,884                164,487
    Intangibles                                                               5,539                  7,615
    Other assets                                                            236,361                274,191
                                                                     --------------           ------------
TOTAL ASSETS                                                            $15,482,358            $15,642,179
                                                                     ==============           ============

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

    Line of credit agreement (Note C)                                  $  1,483,132           $  1,060,490
    Trade accounts payable                                                   32,950                  4,059
    Due to affiliates                                                        29,514                 47,719
    Accrued expenses and other liabilities                                   12,822                 61,352
    Lease security deposits                                                 473,160                439,033
    Note payable (Note C)                                                   641,160                845,149
                                                                     --------------           ------------
Total Liabilities                                                         2,672,738              2,457,802

PARTNERS' EQUITY, 100,000 units authorized
    General partner, 40 units issued and outstanding                         11,610                 11,832
    Limited partners:  67,839 units issued and outstanding               12,811,069             13,192,649
    Gain on redemption of units                                                 575                    -0-
    Unrealized loss on available-for-sale security                         (13,634)               (20,104)
                                                                     --------------           ------------
Total partners' equity                                                   12,809,620             13,184,377
                                                                     --------------           ------------

TOTAL LIABILITIES & PARTNERS' EQUITY                                    $15,482,358            $15,642,179
                                                                     ==============           ============

See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                            Three Months Ended
                                                              June 30, 1997                     June 30, 1996
                                                              -------------                     -------------
    INCOME:
         Lease income                                           $  591,120                        $  654,400
         Interest income                                             1,666                            43,903
         Gain on lease terminations                                  6,392                            14,036
         Other                                                       4,900                            12,468
                                                                ----------                        ----------
    Total Income                                                   604,078                           724,807
                                                                ----------                        ----------


    EXPENSES:

         Management fees                                            71,102                            79,326
         Administrative services                                    21,955                            18,086
         Interest                                                   52,761                           118,839
         Professional fees                                          38,200                            38,697
         Provision for possible losses (Note B)                      7,264                           178,377
         Depreciation                                               77,149                            78,608
         Other                                                      27,911                            22,547
                                                                ----------                        ----------
    Total expenses                                                 296,342                           534,480
                                                                ----------                        ----------

    Net income                                                  $  307,736                        $  190,327
                                                                ==========                        ==========

    Net income per partnership unit                             $     4.53                        $     2.80
                                                                ==========                        ==========

    Weighted average partnership units outstanding                  67,894                            68,007


See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                             Six Months Ended
                                                              June 30, 1997                     June 30, 1996
      INCOME:
             Lease income                                      $ 1,179,475                       $ 1,358,292
             Interest income                                         3,150                            43,903
             Gain on lease terminations                             18,522                            39,703
             Other                                                   6,162                            40,614
                                                               -----------                       -----------
      Total Income                                               1,207,309                         1,482,512
                                                               -----------                       -----------


      EXPENSES:

             Management fees                                       148,337                           156,208
             Administrative services                                45,822                            36,440
             Interest                                               95,926                           243,487
             Professional fees                                      41,131                            74,815
             Provision for possible losses (Note B)                 38,923                           108,799
             Depreciation                                          154,554                           153,879
             Other                                                  40,195                            42,570
                                                               -----------                       -----------
      Total expenses                                               564,888                           816,198
                                                               -----------                       -----------

      Net income                                               $   642,421                       $   666,314
                                                               ===========                       ===========
      Net income per partnership unit                          $      9.46                       $      9.80
                                                               ===========                       ===========

      Weighted average partnership units outstanding                67,898                            68,007


See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)


                                                                                     Unrealized
                                                                                     (Gain) Loss
                                  General                                 Gain  on  on Available
                                  Partner         Limited Partners        Redeemed    for-Sale    Partners'
                                (40 Units)    Units          Amount        Units      Security     Equity
                                ----------    -----          ------        -----      --------     ----------
Balance at December 31, 1996     $11,832     67,862      $13,192,649   $    ---        $(20,104)  $13,184,377

Change in unrealized loss on
 available-for-sale security         ---        ---              ---        ---           2,366         2,366

Distributions                       (300)       ---         (508,965)       ---             ---      (509,265)

Net income                           197        ---          334,488        ---             ---       334,685
                                 ----------------------------------------------------------------------------

Balance at March 31, 1997         11,729     67,862       13,018,172        ---         (17,738)   13,012,163


Change in unrealized loss on
  available-for-sale security        ---        ---              ---        ---           4,104         4,104

Distributions                       (300)       ---         (508,908)       ---             ---      (509,208)

Redeemed Units                       ---        (23)          (5,750)       ---             ---        (5,750)

Gain on redeemed units               ---        ---              ---        575             ---           575

Net income 2nd quarter 1997          181        ---          307,555        ---             ---       307,736
                                 ----------------------------------------------------------------------------

Balance at June 30, 1997         $11,610     67,839      $12,811,069       $575        $(13,634)  $12,809,620
                                 ============================================================================

See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                Six Months Ended
                                                                 June 30, 1997                     June 30, 1996
                                                                 -------------                     -------------
OPERATING ACTIVITIES
Net income                                                      $    642,421                     $    666,314
Adjustments to reconcile net income to net
   cash provided by operating activities:
Amortization of deferred organization costs                            2,076                            2,647
Provision for possible losses                                         38,923                          108,799
Depreciation                                                         154,554                          153,879
Gain on lease terminations                                           (18,522)                         (39,072)
Changes in operating assets and liabilities:
Decrease in other assets                                              37,830                          159,816
Increase in outstanding checks in excess of cash                         -0-                          285,788
Increase in trade accounts payable
   excluding equipment purchase cost accrued                         28,891                             1,456
Decrease in due to affiliates                                       (18,205)                         (201,910)
Decrease in accrued expenses                                         48,530)                          (41,397)
                                                                 ----------                       -----------
Net cash provided by operating activities                           819,438                         1,096,320

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
   for direct financing leases                                   (2,594,844)                       (4,123,929)
Purchase of equipment for an operating lease                            -0-                            (9,802)
Repayments of direct financing leases                             1,114,831                         1,666,069
Proceeds from sale of direct financing leases                       491,844                         1,905,154
Advances on notes receivable                                            -0-                          (171,908)
Net security deposits collected (repaid)                             34,127                           (13,559)
                                                                 ----------                       -----------
Net cash used in investing activities                              (954,045)                         (747,975)

FINANCING ACTIVITIES
Distributions paid to partners                                     (509,208)                       (1,020,106)
Redemption of partnership units                                      (5,175)                              -0-
Repayment of note payable                                          (203,989)                         (187,812)
Net proceeds from line-of-credit borrowings                         422,642                           697,707
                                                                 ----------                       -----------
Net cash used by financing activities                              (295,730)                         (510,211)
T                                                                ----------                       -----------
Net decrease in cash and cash equivalents                          (430,337)                         (161,866)
Cash and cash equivalents at beginning of period                    497,144                           161,866
                                                                 ----------                       -----------
Cash and cash equivalents at end of period                      $    66,807                      $         -0-
                                                                 ==========                       ===========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                        $   104,576                      $    237,074
Non-cash  activities:
   Direct financing lease restructured as a note receivable             -0-                         1,370,346
   Repossession of equipment formerly under lease                       -0-                           200,209
   Reclassification of direct financing lease to other receivable       -0-                           350,000
   Forfeiture of security deposit upon write-off of lease               -0-                            32,585


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND IX, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:

                                                            June 30, 1997               December 31, 1996
                                                            -------------               -----------------
      Lease payments receivable                              $ 16,001,152                  $ 15,905,074
      Estimated unguaranteed residual values of
          leased equipment                                      1,732,663                     1,740,217
      Unearned lease income                                    (3,676,378)                   (4,077,214)
      Unamortized initial direct costs                             28,116                         7,221
      Allowance for possible losses                              (292,563)                     (244,814)
                                                             ------------                  ------------
      Net investment in direct financing leases              $ 13,792,990                  $ 13,330,484
                                                             ============                  ============

NOTE C - CREDIT ARRANGEMENTS

The Partnership has a line-of-credit agreement with a bank that allows the Partnership to borrow the lesser of $6.25 million, or 32% of the Partnership's Qualified Accounts, as defined in the agreement. The line-of-credit expires November 30, 1997 and carries interest at 1% over prime (9.50% at June 30, 1997). The agreement carries a minimum interest charge of $7,500 per month.
The agreement is cancelable by the lender after giving a 90-day notice and is secured by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS                        Three Months Ended June 30              Six Months Ended June 30
---------------------                        --------------------------              ------------------------
                                              1 9 9 7            1 9 9 6              1 9 9 7         1 9 9 6
                                              -------            -------              -------         -------
   Description:
     Lease income                           $  591,120        $  654,400           $1,179,475      $1,358,292
     Management fees                            71,102            79,326              148,337         156,208
     Interest expense                           52,761           118,839               95,926         243,487
     Professional Fees                          38,200            38,697               41,131          74,815
     Provision for possible losses               7,264           178,377               38,923         108,799
     Depreciation                               77,149            78,608              154,554         153,879

Lease income for the six months ended June 30, 1997 remained relatively consistent with the same period in 1996 as the Partnership's net investment in leases has also remained stable. Lease income will, however, decline as the lease portfolio matures and the Partnership nears its liquidation. The Partnership is currently in it's fifth year of operations and the liquidation phase must begin no later than April 30, 1998. Initial leases are expiring and the amount of equipment being re-marketed (i.e. re-leased, renewed or sold) will increase. As a result, the size of the Partnership lease portfolio and the amount of lease income will decline.

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $3,124,160 in the six months ended June 30, 1996 to $2,966,740 for the six months ended June 30, 1997. These decreases are attributable to the early terminations of leases as well as the termination of fully mature leases. The Partnership has reinvested the cash received on these pay-offs, which occurred periodically over the six months.

The decrease in interest expense is a result of the Partnership borrowing less funds to acquire equipment for investment in direct financing leases. In addition, the Partnership has used the proceeds of lease terminations to reduce the balance of its line of credit.

Currently the Partnership provides for possible lease losses at a rate of 1.5% of equipment purchased for investment in leases. This amounts to $38,923 for the six months ended June 30, 1997. As discussed in previous reports, the Partnership realized losses of $124,233 on leases associated with Value Added Communications as of June 30, 1996. For the period ended June 30, 1996, an adjustment was also made to reduce the loss reserve to 1.5% of leases and equipment under operating lease. This adjustment, plus the specific charge for Value Added Communications, resulted in the $108,799 expense provision.

At June 30, 1997, the allowance for possible lease losses was comprised of a general reserve of $283,738 and a specific reserve of $8,825 for United Tele-Systems. The specific reserve of $8,825 was established to cover anticipated legal costs associated with the sale of the United Tele-Systems equipment.

Lease payments receivable of 31 or more days past due amounted to $205,729 at June 30, 1997. This represents 1.29% of the Partnership's lease payments receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES                                                 Six Months Ended
                                                                    June 30, 1997                June 30, 1996
------------------------------------------------------------------------------------------------------------------------------
Major Cash Sources:
-------------------
      Principal portion of lease payments received                   $ 1,114,831                 $ 1,666,069
      Proceeds received on sale of leases                                491,841                   1,905,154
      Net proceeds from debt                                             218,653                     509,895
Major Cash Uses:
----------------
      Purchase of equipment and leases                                 2,594,844                   4,123,929
      Distributions to partners                                        1,018,473                   1,020,106
------------------------------------------------------------------------------------------------------------------------------


The Partnership increased the amount owed on a $6.25 million line-of-credit agreement by $422,642 in the six month period ended June 30, 1997, leaving an outstanding balance at June 30, 1997 of $1,483,132. In August, 1995, the Partnership borrowed $1,350,000 from a bank under terms of a long-term note payable for purposes of investing in additional leases. The balance due on this note payable at June 30, 1997 was $641,160. This note payable requires monthly payments of $39,996 through its maturity on November 30, 1998.

The Partnership's line of credit agreement is cancelable by the lender after giving a 90-day notice. The agreement matures in November 1997. The Partnership has entered into preliminary discussions with the lender and anticipates renewing the agreement for a yet to be determined term.

At the present time the Partnership has not encountered any significant competition thus enabling the Partnership to obtain its desired lease rates.

The Partnership is required to establish working capital reserves of no less than 1% of the gross proceeds to satisfy general liquidity requirements, operating costs for equipment, and the maintenance and refurbishment of
equipment.   At June 30, 1997 that working capital reserve, as defined, would be $170,018. The Partnership has these funds readily available under its line-of-credit.

Equipment purchases for investment in direct financing leases has declined. As the Partnership approaches the liquidation phase of its life, less equipment will be purchased for investment in leases. All net proceeds from the sale of Partnership units have been used to acquire equipment. Equipment purchases are now funded through available excess operating cash and borrowed funds.

At June 30, 1997 adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases.

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


                   TELECOMMUNICATIONS  INCOME  FUND  IX, L.P.
                                  (Registrant)




Date     August 13, 1997                        Ronald O. Brendengen/s/
    ----------------------                      -------------------------------
                                                Ronald O. Brendengen,
                                                Chief Financial Officer,
                                                Treasurer



Date     August 13, 1997                        Daniel P. Wegmann/s/
    ----------------------                      -------------------------------
                                                Daniel P. Wegmann,
                                                Controller