Form 10-Q
period 1997-09-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1997-11-14
CIK 874394

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                                 ___________

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997        Commission File Number 0-21458
                                                                       -------

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                   ---------------------------------------
           (Exact name of Registrant as specified in its charter)


                     Iowa                           42-1367356
                     ----                           ----------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


           100 Second Street S.E., Cedar Rapids, Iowa       52401
           ------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

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

                              Yes   X    No
                                  -----     -----

As of October 31, 1997, 67,879 Units were issued and outstanding. Based on the original sales price of $250 per Unit, the aggregate market value at October 31, 1997 was $16,969,750.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.

                                    INDEX

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  Financial Statements (unaudited).

           Balance sheets - September 30, 1997 and December 31, 1996.

           Statements of income - three months ended September 30, 1997 and three months ended September 30, 1996. Nine months ended September 30, 1997 and nine months ended September 30, 1996.

           Statement of changes in partners' equity - nine months ended September 30, 1997.

           Statements of cash flows - nine months ended September 30, 1997 and nine months ended September 30, 1996.

ITEM 2. Management's discussion and analysis of financial condition and results of operations.

SIGNATURES

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                         BALANCE SHEETS  (UNAUDITED)

                                          September 30, 1997  December 31, 1996
                                          ------------------  -----------------
ASSETS
   Cash and cash equivalents                 $    480,896       $    497,144
   Available-for-sale security                     52,867             60,310
   Net investment in direct
     financing leases (Note B)                 12,347,034         13,575,298
   Notes receivable                               162,505                 -0-
   Allowance for possible lease losses           (307,172)          (244,814)
                                             ------------       ------------
   Notes receivable and direct                 12,202,367         13,330,484
     financing leases net
   Equipment leased under operating
     leases, less accumulated depreciation
     of $196,200 at September 30, 1997
     and $23,144 at December 31, 1996           1,106,597          1,307,948
   Equipment held for sale                        131,029            164,487
   Intangibles                                      4,500              7,615
   Other assets                                   189,438            274,191
                                             ------------       ------------
TOTAL ASSETS                                 $ 14,167,694       $ 15,642,179
                                             ============       ============

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

   Line of credit agreement (Note C)         $    683,418       $  1,060,490
   Trade accounts payable                          53,325              4,059
   Due to affiliates                               26,160             47,719
   Accrued expenses and other liabilities           8,400             61,352
   Lease security deposits                        431,124            439,033
   Note payable                                        -0-           845,149
                                             ------------       ------------
Total Liabilities                               1,202,427          2,457,802

PARTNERS' EQUITY, 100,000 units authorized
   General partner, 40 units issued
     and outstanding                               11,710             11,832
   Limited partners:  67,839 units in 1997
     and 67,862 units in 1996 issued and
     outstanding                               12,980,528         13,192,649
   Gain on redemption of units                        575                 -0-
   Unrealized loss on available-for-sale
     security                                     (27,546)           (20,104)
                                             ------------       ------------
Total partners' equity                         12,965,267         13,184,377
                                             ------------       ------------
TOTAL LIABILITIES & PARTNERS' EQUITY         $ 14,167,694       $ 15,642,179
                                             ============       ============

See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                             STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                  Three Months Ended
                                       September 30, 1997    September 30, 1996
                                       ------------------    ------------------
INCOME:

    Lease income                            $480,725              $703,225
    Interest income                            5,150                42,967
    Gain on lease terminations               468,399                    -0-
    Other                                     27,314                12,736
                                            --------              --------
Total Income                                 981,588               758,928
                                            --------              --------


EXPENSES:

    Management fees                           74,856                84,515
    Administrative services                   21,000                22,495
    Interest                                  40,634               135,683
    Professional fees                         27,000                12,223
    Provision for possible
      losses (Note B)                         18,360                52,116
    Depreciation                              76,254                85,281
    Other                                     44,833                10,878
                                            --------              --------
Total expenses                               302,937               403,191
                                            --------              --------

Net income                                  $678,651              $355,737
                                            ========              ========

Net income per partnership unit             $  10.00              $   5.23
                                            ========              ========

Weighted average partnership
  units outstanding                           67,879                68,007



See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                             STATEMENTS OF INCOME
                                 (UNAUDITED)



                                                  Nine Months Ended
                                       September 30, 1997    September 30, 1996
                                       ------------------    ------------------
INCOME:

    Lease income                          $1,660,200            $ 2,061,517
    Interest income                            8,300                 86,870
    Gain on lease terminations               486,921                 45,800
    Other                                     33,476                 47,253
                                          ----------            -----------
Total Income                               2,188,897              2,241,440
                                          ----------            -----------

EXPENSES:

    Management fees                          223,193                240,723
    Administrative services                   66,822                 58,935
    Interest                                 136,560                379,170
    Professional fees                         68,131                 87,038
    Provision for possible
      losses (Note B)                         57,283                160,915
    Depreciation                             230,808                239,160
    Other                                     85,028                 55,448
                                          ----------            -----------
Total expenses                               867,825             1,219,389
                                          ----------            -----------

Net income                                $1,321,072            $1,022,051
                                          ==========            ==========

Net income per partnership unit           $    19.46            $    15.03
                                          ==========            ==========

Weighted average partnership
  units outstanding                           67,892                68,007




See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (UNAUDITED)

                                                                               Unrealized
                                                                               Gain (Loss)
                                     General                         Gain on   on Available
                                     Partner   Limited Partners      Redeemed    for-Sale    Partners'
                                   (40 Units)  Units     Amount        Units     Security     Equity
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1996        $11,832    67,862  $13,192,649    $  ---     $(20,104)  $13,184,377

Change in unrealized loss on
    available-for-sale security         ---       ---          ---       ---        2,366         2,366

Distributions                          (300)      ---     (508,965)      ---          ---      (509,265)

Net income                              197       ---      334,488       ---          ---       334,685
                                    -------    ------  -----------    ------     --------   -----------
Balance at March 31, 1997            11,729    67,862   13,018,172       ---      (17,738)   13,012,163


Change in unrealized loss on
 available-for-sale security            ---       ---          ---       ---        4,104         4,104

Distributions                          (300)      ---     (508,908)      ---          ---      (509,208)

Redeemed Units                          ---       (23)      (5,750)      ---          ---        (5,750)

Gain on redeemed units                  ---       ---          ---       575          ---           575

Net income 2nd quarter 1997             181       ---      307,555       ---          ---       307,736
                                    -------    ------  -----------    ------     --------   -----------
Balance at June 30, 1997             11,610    67,839   12,811,069       575      (13,634)   12,809,620


Change in unrealized loss on
 available-for-sale security             -0-       -0-          -0-       -0-     (13,912)      (13,912)

Distributions                          (300)       -0-    (508,792)       -0-          -0-     (509,092)

Net income 3rd quarter 1997             400        -0-     678,251        -0-          -0-       678,651
                                    -------    ------  -----------    ------     --------   -----------

Balance at September 30, 1997       $11,710    67,839  $12,980,528    $  575     $(27,546)  $ 12,965,267
                                    =======    ======  ===========    ======     ========   ============

See accompanying notes.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Nine Months Ended
                                                  -----------------
                                         September 30, 1997  September 30, 1996
                                         ------------------  ------------------
OPERATING ACTIVITIES
Net income                                   $ 1,321,072         $ 1,022,051
Adjustments to reconcile net income to net
  cash provided by operating activities:
Amortization of deferred organization costs        3,115               3,971
Provision for possible losses                     57,283             160,915
Depreciation                                     230,808             239,160
Gain on lease terminations                      (486,921)            (39,133)
Changes in operating assets and liabilities:
(Increase) decrease in other assets               84,753            (132,022)
Increase in outstanding checks in
  excess of cash                                      -0-            312,107
Increase (decrease)  in trade accounts
  payable excluding equipment
  purchase cost accrued                           49,266              (3,771)
(Decrease) in due to affiliates                  (21,559)           (171,069)
(Decrease) in accrued expenses                   (52,952)            (42,290)
                                             -----------         -----------
Net cash provided by operating activities      1,184,865           1,349,919

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
  for direct financing leases                 (3,200,429)         (4,497,038)
Purchase of equipment for an operating lease          -0-             (9,802)
Repayments of direct financing leases          2,414,325           2,562,170
Proceeds from sale or termination of
  direct financing leases                      2,450,406           2,000,372
Advances on notes receivable                    (165,000)           (185,522)
Repayments on notes receivable                     2,495                  -0-
Net security deposits collected (repaid)          (7,909)            (66,910)
                                             -----------         -----------
Net cash used in investing activities          1,553,888            (196,730)

FINANCING ACTIVITIES
Distributions paid to partners                (1,527,565)         (1,530,159)
Redemption of partnership units                   (5,175)                 -0-
Repayment of note payable                       (845,189)           (284,825)
Net proceeds from (payments on)
  line-of-credit borrowings                     (377,072)            499,929
                                             -----------         -----------
Net cash used by financing activities         (2,755,001)         (1,315,055)
                                             -----------         -----------
Net decrease in cash and cash equivalents        (16,248)           (161,866)
Cash and cash equivalents at
  beginning of period                            497,144             161,866
                                             -----------         -----------
Cash and cash equivalents at end of period   $   480,896         $        -0-
                                             ===========         ===========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest     $   149,623         $   237,074
Non-cash  activities:
  Direct financing lease restructured as
    a note receivable                                 -0-          1,370,346
  Repossession of equipment formerly
    under lease                                       -0-            200,209
  Reclassification of direct financing
    lease to other receivable                         -0-            350,000
  Forfeiture of security deposit upon
    write-off of lease                                -0-             32,585
  Publicly traded common stock received
    as part of a restructured lease                   -0-             94,605
  Operating lease restructured as a
    direct financing lease                            -0-            561,899
  Deferred gain recorded as part of a
    lease restructured                                -0-            200,009



See accompanying notes.

TELECOMMUNICATIONS INCOME FUND IX, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:

                                          September 30, 1997  December 31, 1996
                                          -----------------   -----------------
   Lease payments receivable                  $ 13,779,138       $ 15,905,074
   Estimated unguaranteed residual values of
     leased equipment                            1,482,516          1,740,217
   Unearned lease income                        (2,945,636)        (4,077,214)
   Unamortized initial direct costs                 31,016              7,221
   Allowance for possible losses                  (307,172)          (244,814)
                                              ------------       ------------
   Net investment in direct financing leases  $ 12,039,862       $ 13,330,484
                                              ============       ============


At December 31, 1996, management had charged $135,000 to the loss reserve for the expected loss on the re-marketing of assets leased to United Tele-Systems. These assets were subsequently sold to another customer and the lawsuit was dismissed with no additional loss to the Partnership.

At December 31, 1996, the Partnership had recorded an operating lease with Custom Communications Network ("CCN") with a value net of depreciation of $1,273,463. At September 30, 1997, the value of this lease was $1,102,597.
The equipment under this lease is being depreciated under the straight-line method over its estimated remaining life. Depreciation expense in 1997 amounted to $196,200. Under the operating lease, CCN was to pay the Partnership an amount based on a percent of CCN's monthly net cash proceeds from operating the pay phone route. The Partnership has received $104,477 in 1997 from CCN under this arrangement. CCN has not made a payment since July 1997. Management is currently seeking to sell this equipment, but as of September 30, 1997 has not found a buyer. Management estimates the fair market value of the equipment to be its carrying value at September 30, 1997.

At December 31, 1996, the Partnership had approximately $164,000 of equipment (net of depreciation) classified as being held for sale. The equipment is currently being depreciated under the straight-line method at a rate of $3,618 per month. Management is continuing in its efforts to sell this equipment. The remaining net equipment cost, which relates to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment.

NOTE C - CREDIT ARRANGEMENTS

The Partnership has a line-of-credit agreement with a bank that allows the Partnership to borrow the lesser of $6.25 million, or 32% of the Partnership's Qualified Accounts, as defined in the agreement. The line-of-credit originally expired on November 30, 1997 and carries interest at 1% over prime (9.50% at September 30, 1997). The agreement carries a minimum interest charge of $7,500 per month. The agreement is cancelable by the lender after giving a 90-day notice and is secured by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

The Partnership has extended the agreement with the lender through April 30, 1998. The agreement was amended with the bank and reduced the line-of-credit to the lessor of $2 million, or 32% of the Partnership's Qualified Accounts. The minimum interest charge was also reduced to $3,000 per month.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS              THREE MONTHS ENDED     NINE MONTHS ENDED
-------------------------------------------------------------------------------
                                       September 30           September 30
                                    1 9 9 7    1 9 9 6    1 9 9 7     1 9 9 6
                                   ---------  ---------  ----------  ----------
   Description:
    Lease income                    $480,725   $703,225  $1,660,200  $2,061,517
    Management fees                   74,856     84,515     223,193     240,723
    Interest expense                  40,634    135,683     136,560     379,170
    Professional Fees                 27,000     12,223      68,131      87,038
    Provision for possible losses     18,360     52,116      57,283     160,915
    Depreciation                      76,254     85,281     230,808     239,160
    Gain on lease terminations       468,399        -0-     486,921      45,800
    Other expense                     44,833     10,878      85,028      55,448


Lease income declined during the nine month and three month periods ended September 30, 1997 as compared to the same periods in 1996 due to the decrease in net investment in direct financing leases. The decrease in net investment in direct financing leases is attributable to the early termination of certain leases in 1997 at the request of the lessee which enabled the Partnership to recognize total gains on those terminations of $486,921.

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $4,814,460 in the nine months ended September 30, 1996 to $ 4,463,860 for the nine months ended September 30, 1997. These decreases are attributable to the early terminations of leases as well as the termination of fully mature leases. The Partnership has reinvested the cash received on these pay-offs, which occurred periodically over the nine months.

The decrease in interest expense is a result of the Partnership borrowing less funds to acquire equipment for investment in direct financing leases. In addition, the Partnership has used the proceeds of lease terminations to reduce the balance of its line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)

Currently the Partnership provides for possible lease losses at a rate of 1.5% of equipment purchased for investment in leases. This amounts to $57,283 for the nine months ended September 30, 1997. As discussed in previous reports, the Partnership realized losses of $124,233 on leases associated with Value Added Communications as of September 30, 1996. The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions and the underlying lease asset value of the portfolio. At the end of each quarter, a review of the allowance account is conducted. At a minimum, it is the Partnership's desire to maintain a loss reserve equal to 1.5 percent of the Partnership's investment in leases and notes, exclusive of any specific reserves. The Partnership currently has a loss reserve (exclusive of specific reserves) of $298,347. Based on 1.5 percent of the lease and note portfolio, the Partnership should have a minimum of $206,207 in the loss reserve. Management has determined the loss reserve account is adequate at September 30, 1997.

At September 30, 1997, the allowance for possible lease losses was comprised of a general reserve of $280,101 and a specific reserve of $8,825 for United Tele-Systems and a specific reserve of $21,996 for Custom Communications Network. The specific reserve of $8,825 was established to cover anticipated legal costs associated with the sale of the United Tele-Systems equipment.

Lease payments receivable of 31 or more days past due amounted to $372,923 at September 30, 1997. This represents 2.71% of the Partnership's lease payments receivable.

The Partnership pays property taxes on equipment leased to customers. The Partnership then collects the property taxes paid to various government jurisdictions from the leases. The Partnership has been unable to collect all of the property taxes it has paid on the behalf of customers leasing equipment from the Partnership. As a result, a charge of $31,410 has been made to reflect what management believes is not collectible. The Partnership has and will continue to pursue the collection of this receivable. Any amounts collected will serve as a recovery against amounts previously written off. There remains approximately $170,000 of property tax receivable on the Partnership's books at September 30, 1997.

The Partnership paid $21,000 to the General Partner for administrative services for the nine months ended September 30, 1997.

                                                    Nine Months Ended
LIQUIDITY AND CAPITAL RESOURCES          September 30, 1997  September 30, 1996
-------------------------------------------------------------------------------
Major Cash Sources:
-------------------
    Principal portion of lease
      payments received                       $2,414,325          $2,562,170
    Proceeds received on sale of leases        2,450,406           2,000,372
    Net proceeds from debt                            -0-            215,104

Major Cash Uses:
----------------
    Net payments on debt                       1,222,261                 -0-
    Purchase of equipment and leases           3,200,429           4,497,038
    Distributions to partners                  1,527,565           1,530,159
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)

The Partnership decreased the amount owed on a $6.25 million line-of-credit agreement by $377,072 in the nine month period ended September 30, 1997, leaving an outstanding balance at September 30, 1997 of $683,418. In August, 1995, the Partnership borrowed $1,350,000 from a bank under terms of a long-term note payable for purposes of investing in additional leases. The balance due on this note payable at eptember 30, 1997 was $-0-.

The Partnership's line of credit agreement is cancelable by the lender after giving a 90-day notice. The agreement originally matured in November 1997. The Partnership has extended the agreement with the lender through April 30, 1998. The agreement was amended with the bank and reduced the line-of-credit to the lessor of $2 million, or 32% of the Partnership's Qualified Accounts. The minimum interest charge was also reduced to $3,000 per month. Management believes that amounts available under the line of credit are adequate for the foreseeable future.

At the present time the Partnership has encountered competition, however the Partnership is able to obtain its desired lease rates.

The Partnership is required to establish working capital reserves of no less than 1% of the gross proceeds to satisfy general liquidity requirements, operating costs for equipment, and the maintenance and refurbishment of
equipment.   At September 30, 1997 that working capital reserve, as defined, would be $169,698. The Partnership has these funds readily available under its line-of-credit.

Equipment purchases for investment in direct financing leases has declined. As the Partnership approaches the liquidation phase of its life, less equipment will be purchased for investment in leases. All net proceeds from the sale of Partnership units have been used to acquire equipment. Equipment purchases are now funded through available excess operating cash and borrowed funds.

At September 30, 1997 adequate cash is being generated to make projected distributions.

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


                  TELECOMMUNICATIONS  INCOME  FUND  IX, L.P.
                  ------------------------------------------
                                 (Registrant)




Date November 11, 1997                Ronald O. Brendengen/s/
     -----------------                -----------------------------------------
                                      Ronald O. Brendengen, Chief Financial
                                      Officer, Treasurer



Date November 11, 1997                Daniel P. Wegmann/s/
     -----------------                -----------------------------------------
                                      Daniel P. Wegmann, Controller