Form 10-K405
period 1997-12-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1998-03-19
CIK 874394

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                           For the fiscal year ended December 31, 1997

      ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                           For the transition period from _____ to _____.

                        Commission file number - 0-21458.
                                                 --------

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

                100 Second Street S.E., Cedar Rapids, Iowa 52401
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 319-365-2506

        Securities registered pursuant to Section 12(b) of the Act: NONE

              Securities pursuant to section 12 (g) of the Act:

                   Limited Partnership Interests (the "Units")
                   -------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 13, 1998, 67,762 Units were issued and outstanding. Based on the original sales price of $250 per Unit, the aggregate market value at March 13, 1998 was $16,940,500.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the prospectus included in the Partnership's Post Effective Amendment No. 4 to the Registration Statement on Form S-1 filed December 22, 1992 are incorporated by reference into Part IV.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.



                         1997 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS
                                                                       PAGE

                                    PART I

Item 1       Business-------------------------------------------------    3
Item 2       Properties-----------------------------------------------    5
Item 3       Legal Proceedings----------------------------------------    5
Item 4       Submission of Matters to a Vote of Unit Holders----------    5

                                   PART II

Item 5       Market for the Registrant's
             Common Equity and Related Stockholders Matters-----------    5
Item 6       Selected Financial Data----------------------------------    6
Item 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations----------------------    6
Item 8       Financial Statements and Supplementary Data--------------   13
Item 9       Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure-------------------   29

                                   PART III

Item 10      Directors and Executive Officers of the Registrant-------   29
Item 11      Executive Compensation-----------------------------------   31
Item 12      Security Ownership of Certain
             Beneficial Owners and Management-------------------------   32
Item 13      Certain Relationships and Related Transactions-----------   32

                                   PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on
             Form 8-K-------------------------------------------------   33

             SIGNATURES-----------------------------------------------   34
             EXHIBIT INDEX--------------------------------------------   35

                                     PART I

ITEM 1.           BUSINESS

Telecommunications Income Fund IX, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 2, 1991. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 100 Second Street S.E., Cedar Rapids, Iowa 52401. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

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

The Partnership acquires telecommunications equipment (primarily pay telephones and call processing equipment) that is leased to third parties generally under full payout leases. The Partnership has also acquired other types of equipment that is subject to full payout leases. Full payout leases are leases that are expected to generate gross rental payments sufficient to recover the purchase price of the subject equipment and any overhead and acquisition costs. During 1997, the Partnership acquired equipment with a cost of $4,628,479 that was leased to its customers.

Equipment acquired by the Partnership is installed in various locations by the lessees. When the lessee installs the equipment in a location, a site location agreement gives the lessee the right to have the equipment at this site for a specified period of time. These site location agreements generally have a three to five year term. The Partnership, in addition to its ownership of the equipment, takes an assignment of

ITEM 1.           BUSINESS (CONTINUED)

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

The Partnership's telecommunication equipment leases are concentrated in the pay telephone and hotel industries representing approximately 60% and 9% of the Partnership's direct finance lease portfolio at December 31, 1997, respectively. During the year ended December 31, 1997, one customer, North American Communications Group, Inc., accounted for 10% of the Partnership's income from direct financing leases. See Item 7 with respect to the status of the North American Communications Group, Inc. leases.

The leasing industry is very competitive and the Partnership has fewer assets than some of its major competitors.

A significant portion of the Partnership's business is with customers who are in the telecommunications industry. The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Partnership's customers that operate in the telecommunications industry. Regulation affects rates that can be charged and the relationship of the regional Bell operating companies to the rest of the pay telephone industry. The majority of the customers of the Partnership are currently operating within the range of rates proposed by the FCC. Some customers are below the proposed range and will be able to increase their rates. Those customers whose rates exceed the highest rates permitted by the FCC will reduce their rates, but management does not expect such reductions to affect those customers' ability to make lease payments. Management does not expect regulation to have any significant negative impact upon the business of the Partnership.

ITEM 2.           PROPERTIES

The Partnership does not own or lease any real estate. The Partnership's materially important properties consist entirely of equipment under lease. The carrying value of such equipment is represented by the Partnership's investment in direct financing leases, net of an allowance for possible losses, and operating leases that was $10,197,960 at December 31, 1997. This was comprised primarily of telecommunications equipment, as described in Item 1.

ITEM 3.           LEGAL PROCEEDINGS

A foreclosure proceeding was filed on February 20, 1998 in the Iowa District Court for Linn County located in Cedar Rapids, Iowa against North American Communications Group, Inc. CWC Communications, Inc., North American Communications Corporation (Missouri) d/b/a North American Communications of Georgia, Inc., North American Communications of Mississippi, North American Communications Group, Inc., d/b/a North American Communications of Louisiana, Inc., Troy P. Campbell, Sr. And Archie W. Welch, Jr. for foreclosure of the leased assets. The Partnership included in the foreclosure suit a claim for damages against the guarantors of the leases North American Communications Group, Inc., Troy P. Campbell, Sr. and Archie W. Welch, Jr. in the amount of $2,254,521. See Item 7 for additional information regarding the status of the North American Communications Group, Inc.
leases.

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

                                                          Number of Partners
                  Title of Class                           at March 13, 1998
                  ----------------------------------------------------------

                  Limited Partner                                 1,176
                  General Partner                                     1

Distributions of $2,035,780, $2,039,573, $2,040,208, $2,040,210, and $1,839,448
were made to investors in 1997, 1996, 1995, 1994 and 1993, respectively. This represented distributions per unit of $30.00 for each of those years.

ITEM 6.           SELECTED FINANCIAL DATA



                                Year Ended      Year Ended     Year Ended     Year Ended      Year  Ended
                               Dec. 31, 1997   Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994   Dec. 31, 1993
                               -------------   -------------  -------------  -------------   -------------

Total Revenue                   $ 2,624,821     $ 3,289,142   $  2,956,684   $   2,996,563   $   2,853,471
Net Income (Loss)                  (220,095)      1,008,207      1,649,729       1,783,703       2,118,543
Total Assets                     11,640,576      15,642,179     20,464,124      18,052,458      19,861,786
Line of Credit                       50,557       1,060,490      4,113,504       2,812,598       3,933,841
Bank term loan                          ---         845,149      1,229,431             ---             ---
Provision for Possible Losses     1,801,233         577,931         94,156         270,000             ---
Distributions to Partners         2,035,780       2,039,573     2, 040,208       2,040,210        1839,448
Net Income (Loss) per Unit            (3.25)          14.83          24.26           26.23           33.79
Distributions per Unit                30.00           30.00          30.00           30.00           30.00


The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                      Year Ended           Year Ended             Year Ended
                                  December 31, 1997     December 31, 1996     December 31, 1995
-----------------------------------------------------------------------------------------------
Result of Operations
Description:
  Lease Income                          $ 1,931,886           $ 2,686,350          $ 2,873,830
  Gain on Lease Terminations                505,834               413,880               23,355
  Management Fees                           274,588               322,601              441,972
  Admin. Services                            84,000                81,655               82,307
  Interest Expense                          163,677               492,210              432,197
  Professional Fees                          62,799                95,564               45,814
  Other Expense                              82,381                74,448               59,969
  Provision for Possible Losses           1,801,233               577,931               94,156
  Depreciation                              262,751               286,526              150,540
  Impairment Loss                           113,487               350,000                  -0-




Lease income declined in 1997 versus 1996 and 1995 due to the Partnership's decreased net investment in direct financing leases. As the Partnership ages and continues to make distributions to the limited partners, available funds for reinvestment in equipment have decreased and thus, the decrease in the lease portfolio and associated lease income. Also as further discussed later in Item 7, a lessee of the Partnership, Value-Added Communications, Inc. ("VAC"), filed Chapter 11 bankruptcy in 1995. This lessee's bankruptcy filing did not materially affect the lease income of the Partnership in 1995 since the Partnership continued to receive full lease payments with the exception of one monthly payment. However, the income recorded in 1996 for VAC was $35 compared to $343,516 in 1995. The Partnership continues to originate leases with the excess cash flow generated by its operations and will do so until the Partnership's liquidation phase begins. Lease income is expected to continue to gradually decline until the Partnership's liquidation phase begins when new leases will cease being written and its existing leases will fully mature or will be sold and distributions will be made to the Partners. Listed below are the equipment acquisitions by year for investment in leases:


                                       1997            1996               1995
                                       ----            ----               ----
      Equipment acquisitions      $ 4,628,479       $ 5,970,136      $ 8,646,868

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At the end of a lease term, the Partnership attempts to sell the equipment under lease to the lessee for an amount at least equal to the residual value booked. Additionally, from time to time, the Partnership will receive a request from a lessee for an early pay-off and the amount quoted by the General Partner will always be at least equal to the Partnership's net investment and typically will exceed the net investment as evidenced by the net gains recognized by the Partnership on lease terminations.

Certain lessees have requested early termination of their lease contracts with the Partnership. As the payphone industry matures, the capital structure of these lessees has reached a level whereby they are able to secure financing from other sources. When this occurs, the Partnership will normally quote a buyout to the lessee which will consist of the entire gross contract balance remaining plus the residual value of the assets. If this is not acceptable to the lessee, the Partnership will discount the remaining gross contract payments at a rate of two percent above prime plus the residual value of the assets. Under either alternative, the Partnership will recognize a gain on the early termination. In addition to some lessees improving capital structure, some lessees have been acquired by other entities whose capital structure is such that they also desire to refinance the equipment which was under lease to the Partnership. As such, the Partnership's gain on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership uses the cash generated from these early terminations to purchase equipment for investments in direct financing leases with other lessees.

Management fees are paid to the General Partner and represent 5% of the lease rental payments received. Rental payments declined in 1996 due to the Partnership's decreased net investment in direct financing leases. Rental payments received in the three years ended December 31, 1996, 1995, and 1994 are as follows:

                                      1997                 1996           1995
                                      ----                 ----           ----

     Rental Payments Received      $5,492,000        $6,452,000       $8,839,440

The General Partner receives a monthly reimbursement for administrative services provided to the Partnership which has remained relatively stable in each of the three years ended December 31, 1997, 1996 and 1995.

The decrease in interest expense in 1997 is a result of the Partnership borrowing less funds to acquire equipment for investment in direct financing leases. The Partnership has a line of credit agreement with a bank which bears interest at a variable rate of 9.5%, 10.13% and 9.5% at December 31, 1997, 1996 and 1995, respectively. On September 11, 1995, the line of credit agreement was amended to extend the maturity date to November 30, 1997 and reduce the interest rate from 2.25% over prime to 1.0% over prime (minimum interest charge of $7,500 per month). In addition, certain loan covenants were changed. The agreement was further amended during 1997 to extend the maturity date to April 30, 1998 and reduce the line of credit available to the lessor of $2 million (previously $6.25 million), or 32% of the Partnership's Qualified Accounts, as defined in the agreement. The minimum interest charge was also reduced to $3,000 per month. The agreement is cancellable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. Management believes amounts available under the line of credit are adequate for the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Partnership also had an installment loan agreement which bore interest at 8.91% and was due in monthly installments through November 1998 with a subjective acceleration clause. The agreement was collateralized by certain direct financing leases and a second interest in all other Partnership assets. The agreement was also guaranteed by the General Partner. Covenants under the agreement required the Partnership, among other things, to be profitable, not exceed a 40% debt to original equity raised ratio, and not sell a material portion of its assets. This note was paid in full at December 31, 1997.

Professional fees included payments for independent auditing services, tax return preparation, and other accounting assistance. In addition, legal fees were incurred for various regulatory filing requirements of the Partnership during 1995, 1996 and 1997. The Partnership incurred $60,160 of legal expense in 1996 associated with the bankruptcy proceedings of two lessees.

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

On May 6, 1996, a lessee of the Partnership, United Tele-Systems of Virginia, Inc. ("UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. This bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Partnership exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $200,000. The Partnership, the General Partner , an affiliated partnership and UTS were also named in a lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

an expected settlement offer related to the lawsuit, the Partnership expected to incur a loss upon the sale or re-lease of this equipment. Management charged $135,000 to the provision for possible lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending the equipment's ultimate sale or re-lease. These assets were sold during 1997 to another customer with no additional loss to the Partnership and the lawsuit was settled pending the outcome of an audit which is in process. Management believes any loss as a result of the audit is adequately covered by the Partnership's general allowance.

During 1996, management provided a specific reserve of $284,000 related to a lease with a customer and due to the uncertainty regarding the amount and timing of future payments reclassified its net investment in the lease at December 31, 1996 of $1,273,643, net of the specific allowance, to equipment under operating leases. At December 31, 1997, the net investment in this equipment was $1,037,197. The equipment under this lease is being depreciated under the straight-line method over its estimated remaining life. Depreciation expense in 1997 amounted to $236,446. Under the operating lease, the customer was to pay the Partnership an amount based on the percent of the customer's monthly net cash proceeds from operating the pay phone route. The Partnership received $104,477 in 1997 from the customer under this arrangement. The customer has not made a payment since July 1997. Management is currently seeking to sell this equipment, but as of December 31, 1997, has not found a buyer. Management estimates the fair market value of the equipment to be its carrying value at December 31, 1997.

In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases approximated $1,400,000 and the Partnership subsequently purchased approximately $100,000 of additional equipment. During 1996, $814,000 of this net investment was leased to an unrelated party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which had been depreciated to $514,487 and related to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment. Such net equipment cost has been adjusted for an impairment loss of $350,000 in 1996 and $113,487 in 1997, to reflect management's estimated fair market value of the equipment. This equipment was held for sale by the Partnership throughout 1997.

Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money, subject to either the terms of the leases or to promissory notes which were executed by NACG. The Partnership assisted in arranging a management agreement between NACG and another entity to provide services to customers of NACG associated with the Partnership's leases. In spite of the funds advanced by the Partnership and the management contract, the cash flow of NACG continued to deteriorate. During the past several months, the General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not deemed adequate by the General Partner.

Following a refusal by NACG to voluntarily execute a Deed in Lieu of Foreclosure, the General Partner decided to institute a foreclose action against NACG and its affiliates. Finally, the General Partner

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership has decided to provide for a specific loss reserve of $1,596,739 at December 31, 1997 which is equal to the carrying value of the assets on the Partnership's books. The Partnership will continue to attempt to sell and/or re-lease these assets and any amounts received through such efforts will be credited as a recovery of previous charges.

The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. At a minimum it is the Partnership's desire to maintain a loss reserve equal to 1.5 percent of the Partnership's investment in leases and notes, exclusive of any specific reserves. The Partnership currently has a loss reserve (exclusive of specific reserves) of $298,246 or 2.6% of the lease and note portfolio. Management has determined to increase its general allowance due to the loss history of the Partnership.

The Partnership has been unable to collect all of the property taxes it has paid on behalf of customers leasing equipment from the Partnership. As a result, a charge of $101,547 has been made to reflect what management believes to be uncollectible. There remains approximately $81,138 of property tax receivable on the Partnership's books as of December 31, 1997. The Partnership continues to pursue the collection of charged-off tax receivables. Any amounts collected will serve as a recovery against amounts previously written off.

Management has established specific and general loss allowances at December 31, 1997, as follows:

                  General Reserve                             $   298,246
                  Specific Reserve - Inn-Touch/CCN                 21,996
                  Specific Reserve - North American             1,596,739
                  Specific Reserve - UTS                            5,075
                                                              -----------
                                                              $ 1,922,056
                                                              ===========

Specific losses or expected losses charged to the provision for loss allowances are as follows:


                                               1997                       1996
                                            ----------                 ---------
                  VAC                              -0-                  $172,966
                  Inn-Touch/CCN                    -0-                   284,308
                  UTS                              -0-                   135,000
                  North American             1,596,739                       -0-
                  Other                        102,947                   (14,343)
                  Property Taxes               101,547                       -0-
                                            ----------                ----------
                                            $1,801,233                $  577,931
                                            ==========                ==========


As of December 31, 1997 there were fourteen customers with payments which were over 90 days past due. When payments on a customer's account is past due more than 90 days, the Partnership discontinues recognizing income on those customer's contracts. The Partnership's net investment in these contracts at December 31, 1997 was $2,214,791. The contract balance remaining on these contracts was $2,419,316. Included in this group is NACG (see the discussion above). Management is monitoring these contracts and at the present time has determined the Partnership's investment in these contracts is sufficiently collateralized with the exception of NACG. Management

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


will continue to monitor these contracts and take the necessary steps to protect the Partnership's investment.

Another customer, has 21 contracts with amounts past due over 60 days. The contract balance remaining on these contracts was $1,726,921 at December 31, 1997. The Partnership's net investment in these contracts at December 31, 1997 was $1,646,967. The value of the equipment associated with this lease exceeds the Partnership's remaining net investment in the equipment. In addition, the lessee is actively seeking a buyer for the equipment. As such, due to the value of the assets and the potential buyout of this lease, management has decided not to provide a provision for possible losses for these contracts. There are no assurances that the sale will materialize, and other events may occur that may deteriorate the current value of these assets. Management is monitoring these contracts and will take whatever steps are necessary to protect the Partnership's investment in these contracts.

Other expense consists primarily of banking, data processing fees and postage expense. The data processing costs represent costs incurred for the maintenance of financial records and investor data.

Through December 31, 1997, there have been distributions totaling $10,706,053. As of December 31, 1997 the Partnership had $458,893 of cash on hand.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner serves as a general partner of a privately offered active limited partnership. As of December 31, 1997, the net proceeds of the private program and TIF X have been invested in specific equipment. At December 31, 1997, investor proceeds from TIF XI were not available for investment by TIF XI. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

The equipment that the Partnership leases is maintained by the lessee, and it is the lessee's responsibility to keep the equipment upgraded with any improvements that may be developed. The Partnership generally establishes the equipment's residual as 10% of the equipment's original cost. This residual value is generally expected to be realized by the sale of the equipment at the expiration of the original lease term. The General Partner monitors the maintenance and upgrades to the equipment and expects the Partnership to realize residual values of at least 10%.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold. The impact of inflation is mitigated to the extent that any increases in lease related expenses can be passed on to new lessees as new leases are originated.

The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing. The Partnership does not expect the cost to address the Year 2000 issue will be material.

The Partnership has determined that the software it utilizes in its operations is compatible with the Year 2000. The Partnership has not yet determined whether the Year 2000 issue has been addressed by its customers. If the Partnership's customers have not addressed this issue, it could lead to non-payment of amounts owed to the Partnership. The Partnership intends to contact all of its customers regarding this issue by the middle of 1998.


LIQUIDITY AND CAPITAL RESOURCES

                                                         Year Ended            Year Ended            Year Ended
                                                      December 31, 1997     December 31, 1996     December 31, 1995
-------------------------------------------------------------------------------------------------------------------
Major Cash Sources (Uses):

        Operations                                      $  1,548,777        $  1,803,251          $  1,830,610
        Net Proceeds (Payments) on Line of Credit         (1,009,933)         (3,053,013)            1,300,906
        Repayments/Terminations of
             Direct Financing Leases                       7,510,801          10,107,822             6,231,112
        Purchase of Equipment and Leases                  (4,628,479)         (5,970,136)           (8,646,868)
        Distributions to Partners                         (2,035,790)         (2,039,573)           (2,040,208)

Under terms of the Partnership agreement, the Partnership is required to establish working capital reserves of no less than 1% ($170,018 at December 31, 1997) of the gross proceeds from issuance of Units to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 1997, actual cash on hand was $458,893.

The Partnership has a line of credit agreement with a bank which bears interest at a variable rate of 9.5%, 10.13% and 9.5% at December 31, 1997, 1996 and 1995, respectively. On September 11, 1995, the line of credit agreement was amended to extend the maturity date to November 30, 1997 and reduce the interest rate from 2.25% over prime to 1.0% over prime (minimum interest charge of $7,500 per month). In addition, certain loan covenants were changed. The agreement was further amended during 1997 to extend the maturity date to April 30, 1998 and reduce the line of credit available to the lessor of $2 million (previously $6.25 million), or 32% of the Partnership's Qualified Accounts, as defined in the agreement. The minimum interest charge was also reduced to $3,000 per month. The agreement is cancellable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. Management believes amounts available under the line of credit are adequate for the foreseeable future. Management is currently working with the present lender and expects to renew the existing line of credit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash flow from operating activities has been less than the distributions to Partners for the past three years.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and related information as of and for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 are included in Item 8:

          Report of Independent Auditors'
          Balance Sheets
          Statements of Operations
          Statements of Changes in Partners' Equity
          Statements of Cash Flows
          Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund IX, L.P.

We have audited the accompanying balance sheets of Telecommunications Income Fund IX, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund IX, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Cedar Rapids, Iowa
March 5, 1998

TELECOMMUNICATIONS INCOME FUND IX, L.P.

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS (Note 5)                                                                              1997            1996

  Cash and cash equivalents                                                            $    458,893    $     497,144
  Available-for-sale security                                                                65,389           60,310
  Net investment in direct financing leases
    and notes receivable (Note 2)                                                        11,513,511       13,575,298
  Allowance for possible loan and lease losses (Note 3)                                  (1,922,056)        (244,814)
                                                                                       -------------     -----------
  Direct financing leases and notes receivable, net                                       9,591,455       13,330,484
  Equipment leased under operating leases, less accumulated
    depreciation of $261,600 in 1997 and $23,144 in 1996                                  1,041,197        1,307,948
  Equipment held for sale                                                                    51,000          164,487
  Intangibles, less accumulated amortization of
    $9,258 in 1997 and $5,104 in 1996                                                        48,582            7,615
  Other assets                                                                              384,060          274,191
                                                                                       ------------     ------------


TOTAL                                                                                  $ 11,640,576     $ 15,642,179
                                                                                       ============     ============
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Line-of-credit agreement (Note 5)                                                    $     50,557    $   1,060,490
  Trade accounts payable                                                                     17,336            4,059
  Due to affiliates                                                                          96,472           47,719
  Accrued expenses and other liabilities                                                    202,272           61,352
  Lease security deposits                                                                   365,752          439,033
  Note payable (Note 5)                                                                          --          845,149
                                                                                       ------------    -------------
           Total liabilities                                                                732,389        2,457,802
                                                                                       ------------    -------------

PARTNERS' EQUITY, 100,000 units authorized (Notes 1,6):
  General partner, 40 units issued and outstanding                                           10,502          11,832
  Limited partners, 67,722 units in 1997 and 67,862 units
     in 1996 issued and outstanding                                                      10,912,710      13,192,649
  Unrealized loss on available-for-sale security                                            (15,025)        (20,104)
                                                                                       ------------    ------------
           Total partners' equity                                                        10,908,187      13,184,377
                                                                                       ------------    ------------

TOTAL                                                                                  $ 11,640,576    $ 15,642,179
                                                                                       ============    ============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                                1997              1996              1995

REVENUES:
  Income from direct financing leases                                      $  1,931,886      $  2,686,350      $  2,873,830
  Gain on lease terminations                                                    505,834           413,880            23,355
  Interest and other income                                                     187,101           188,912            59,499
                                                                          -------------      ------------      ------------
           Total revenues                                                     2,624,821         3,289,142         2,956,684
                                                                          -------------      ------------      ------------

EXPENSES:
  Management and administrative fees (Note 7)                                   358,588           404,256           524,279
  Other general and administrative expenses                                     145,180           170,012           105,783
  Interest expense                                                              163,677           492,210           432,197
  Provision for possible loan and lease losses (Note 3)                       1,801,233           577,931            94,156
  Depreciation expense                                                          262,751           286,526           150,540
  Impairment loss on equipment (Note 4)                                         113,487           350,000              -
                                                                          -------------      ------------      ------------
           Total expenses                                                     2,844,916         2,280,935         1,306,955
                                                                          -------------      ------------      ------------

NET INCOME (LOSS)                                                         $    (220,095)     $  1,008,207      $  1,649,729
                                                                          =============      ============      ============
NET INCOME (LOSS) ATTRIBUTED TO:
  General partner                                                         $        (130)     $        593      $        970
  Limited partners                                                             (219,965)        1,007,614         1,648,759
                                                                          -------------      ------------      ------------
                                                                          $    (220,095)     $  1,008,207      $  1,649,729
                                                                          =============      ============      ============

NET INCOME (LOSS) PER PARTNERSHIP UNIT                                    $       (3.25)     $      14.83      $      24.26
                                                                          =============      ============      ============
WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                                    67,762            67,990            68,007
                                                                          =============     =============      ============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                                                     UNREALIZED
                                                   GENERAL                                             LOSS ON
                                                   PARTNER             LIMITED PARTNERS              AVAILABLE-         TOTAL
                                                                --------------------------------      FOR-SALE        PARTNERS'
                                                  (40 UNITS)        UNITS          AMOUNT             SECURITY         EQUITY

BALANCE AT DECEMBER 31, 1994                       $    12,669    $     67,967   $14,639,907  $        --            14,652,576

  Net income                                               970              --     1,648,759           --             1,649,729

  Distributions to partners
    ($30.00 per unit) (Note 6)                          (1,200)             --    (2,039,008)          --            (2,040,208)
                                                  ------------    ------------    ----------  -----------           -----------

BALANCE AT DECEMBER 31, 1995                            12,439          67,967    14,249,658           --            14,262,097

  Net income                                               593              --     1,007,614           --             1,008,207

  Distributions to partners
    ($30.00 per unit) (Note 6)                          (1,200)             --    (2,038,373)          --            (2,039,573)


  Withdrawal of limited partners                            --            (105)      (26,250)          --               (26,250)

  Change in unrealized loss on
    available-for-sale security                             --              --            --      (20,104)              (20,104)
                                                  ------------    ------------    ----------  -----------           ------------

BALANCE AT DECEMBER 31, 1996                            11,832          67,862    13,192,649      (20,104)           13,184,377

  Net loss                                                (130)             --      (219,965)          --              (220,095)

  Distributions to partners
    ($30.00 per unit) (Note 6)                          (1,200)             --    (2,034,580)          --            (2,035,780)

  Withdrawal of limited partners                            --            (140)      (25,394)          --               (25,394)

  Change in unrealized loss on
    available-for-sale security                             --              --            --        5,079                 5,079
                                                  ------------    ------------    ----------   ----------          ------------

BALANCE AT DECEMBER 31, 1997                      $     10,502    $    67,722    $10,912,710   $  (15,025)         $ 10,908,187
                                                  ============    ============   ===========   ==========          ============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                              1997            1996            1995
OPERATING ACTIVITIES:
  Net income (loss)                                                       $  (220,095)    $1,008,207     $1,649,729
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Gain on lease terminations                                               (505,834)      (413,880)       (23,355)
    Depreciation of equipment                                                 262,751        286,526        150,540
    Amortization of intangibles                                                 4,154          5,104          9,593
    Provision for possible loan and lease losses                            1,801,233        577,931         94,156
    Impairment loss on equipment                                              113,487        350,000             --
    Changes in operating assets and liabilities:
      Other assets                                                           (109,869)       193,752       (251,184)
      Trade accounts payable                                                   13,277        (26,917)        30,976
      Due to affiliates                                                        48,753       (159,176)       177,929
      Accrued expenses and other liabilities                                  140,920        (18,296)        (7,774)
                                                                          -----------     ----------     ----------
           Net cash from operating activities                               1,548,777      1,803,251      1,830,610
                                                                          -----------     ----------     ----------

INVESTING ACTIVITIES:
  Acquisition of, and purchases of equipment for,
    direct financing leases                                                (4,628,479)    (5,970,136)    (8,646,868)
  Repayments of direct financing leases                                     3,207,067      3,233,298      5,814,344
  Proceeds from termination of direct financing leases                      4,303,734      6,874,524        416,768
  Repayments of notes receivable                                                6,308             --         29,113
  Issuance of notes receivable                                               (441,000)            --         (5,074)
  Net lease security deposits collected (paid)                                (73,281)      (102,540)        70,677
                                                                          -----------     ----------     ----------
           Net cash from investing activities                               2,374,349      4,035,146     (2,321,040)
                                                                          -----------     ----------     ----------

FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                                  13,318,592     15,614,221     13,275,220
  Repayments of line-of-credit borrowings                                 (14,328,525)   (18,667,235)   (11,974,314)
  Proceeds from additional borrowings                                              --             --      1,350,000
  Repayments of additional borrowings                                        (845,149)      (384,282)      (120,569)
  Loan origination costs incurred                                             (45,121)            --        (13,500)
  Distributions and withdrawals paid to partners                           (2,061,174)    (2,065,823)    (2,040,208)
                                                                         ------------     ----------     ----------
           Net cash from financing activities                              (3,961,377)    (5,503,119)       476,629
                                                                         ------------    -----------     ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                            (38,251)       335,278        (13,801)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                           497,144        161,866        175,667
                                                                         ------------     ----------     ----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                            $    458,893     $  497,144     $  161,866
                                                                         ============     ==========     ==========

                                                                   (Continued)

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONCLUDED)
--------------------------------------------------------------------------------

                                                                                   1997           1996              1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                  $172,586       $  498,431       $  417,132
Noncash investing and financing activities:
  Available-for-sale security exchanged for payment on lease                         --           80,414               --
  Equipment reclassified from direct financing leases to operating leases            --        1,331,092        1,372,956
  Equipment reclassified from note receivable to operating leases                    --               --          107,551
  Equipment reclassified from operating leases to held for sale                      --          164,487               --
  Equipment reclassified from operating leases to direct financing leases            --          552,098               --
  Change in unrealized loss on available-for-sale security
                                                                                 (5,079)         (20,104)              --



See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


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

      The Partnership's operations are conducted throughout the United States. The Partnership primarily acquires telecommunications equipment for lease to third parties. The lease agreements with individual customers are generally in excess of $500,000 and certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note 2). At any time after October 30, 1996, but no later than April 30, 1998, the Partnership will cease reinvestment in equipment and leases and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 1999, or earlier, upon the occurrence of certain events (see
      Note 6).

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

      Most of the Partnership's leases and notes receivable are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the allowance for possible loan and lease losses.

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

      CERTAIN RISK CONCENTRATIONS - The Partnership's telecommunication equipment leases are concentrated in the pay telephone and hotel industries representing approximately 60% and 9%, and 78% and 7% of the Partnership's direct finance lease portfolio at December 31, 1997 and 1996, respectively.

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

      AVAILABLE-FOR-SALE SECURITY - The Partnership has an investment in a marketable equity security classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of partners' equity. At December 31, 1997, the security had a cost of $80,414 and an estimated fair value of $65,389, resulting in an unrealized loss of $15,025. Fair value is determined using published market prices.

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

      NOTES RECEIVABLE - Notes receivable are carried at the principal balance outstanding. Interest income on notes receivable is accrued based on the principal amount outstanding.

      ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES - The Partnership performs credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

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

      NET INCOME (LOSS) PER PARTNERSHIP UNIT - Net income (loss) per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners' units).

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Partnership's results of operations, financial position or cash flows.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15,1997. Financial statement disclosures for prior periods are required to be restated. The Partnership is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Partnership's consolidated results of operations, financial position or cash flows.

2.    NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

      The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 1997 and 1996:

                                                                       1997                1996

Minimum lease payments receivable                                 $  12,427,455      $  15,905,074
Estimated unguaranteed residual values                                1,192,611          1,740,217
Unearned income                                                      (2,571,275)        (4,077,214)
Unamortized initial direct costs                                         30,028              7,221
Notes receivable                                                        434,692               -
                                                                  -------------      -------------
Net investment in direct financing leases and notes receivable    $  11,513,511      $  13,575,298
                                                                  =============      =============


      At December 31, 1997, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:



                                             MINIMUM           ESTIMATED
                                              LEASE          UNGUARANTEED
                                             PAYMENTS          RESIDUAL
                                            RECEIVABLE          VALUES
Years ending December 31:
                1998                        $ 5,735,198       $  268,006
                1999                          3,366,751          134,932
                2000                          2,264,123          456,652
                2001                            874,775          191,865
                2002                            185,312          141,156
                Thereafter                        1,296            -
                                            -----------       ----------
                Total                       $12,427,455       $1,192,611
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

      Additionally, the Partnership leases equipment to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated $4,189,197 and $447,000 at December 31, 1997 and 1996, respectively.

      Four customers each account for 10% or more of the amount of income from direct financing leases for the years ended December 31, 1997, 1996 and 1995, as follows:

                                             1997        1996         1995

      Customer A                               9 %        10 %         13 %
      Customer B                               -          -            12
      Customer C                               -          12           17
      Customer D                              10          10            4



3.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                       1997             1996            1995

Balance at beginning of year                     $     244,814      $  364,156      $  270,000
Provision                                            1,801,233         577,931          94,156
Charge-offs                                           (123,991)       (697,273)           -
                                                 -------------      ----------      ----------

Balance at end of year                           $   1,922,056      $  244,814      $  364,156
                                                 =============      ==========      ==========





      The allowance for possible loan and lease losses consisted of specific allowances of $1,623,810, $22,000 and $0 for certain leases and general unallocated allowances of $298,246, $222,814, and $364,156 at December 31, 1997, 1996 and 1995, respectively.

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

      During 1996, pursuant to the court order, $1,202,442 of leases were sold to unrelated third parties which resulted in a loss of approximately $57,000 and was charged to the allowance for possible loan and lease losses. The remaining $474,000 investment in VAC leases was collateralized by a $100,000 certificate of deposit and a guaranty to the Partnership by the site owner where certain equipment formerly under lease was located. During the third quarter of 1996, the Partnership received $100,000 from the certificate of deposit and a note receivable with a net present value of $201,034 as final settlement of its claims in the bankruptcy of VAC. Therefore, $172,966 was charged to the provision for possible loan and lease losses with respect to VAC.

      On May 6, 1996, a lessee of the Partnership, United Tele-Systems of Virginia, Inc. ("UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. The bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Partnership exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $200,000. The Partnership, the General Partner, an affiliated partnership and UTS were named in a lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit, the Partnership expected to incur a loss upon the sale or re-lease of this equipment. Management charged $135,000 to the provision for possible loan and lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending the equipment's ultimate sale or re-lease. These assets were sold during 1997 to another customer with no additional loss to the Partnership. Also, the lawsuit was settled pending the outcome of an audit which is in process. Management believes any loss as a result of the audit is adequately covered by the Partnership's general allowance.

      During 1996, management provided a specific reserve of $284,000 related to a lease with a customer and due to the uncertainty regarding the amount and timing of future payments reclassified its net investment in the lease at December 31, 1996 of $1,273,643, net of the specific allowance, to equipment under operating leases. At December 31, 1997, the net investment in this equipment was $1,037,197. The equipment under this lease is being depreciated under the straight-line method over its estimated remaining life. Depreciation expense in 1997 amounted to $236,446. Under the operating lease, the customer is to pay the Partnership an amount based on a percent of the customer's monthly net cash proceeds from operating the pay phone route. The Partnership received $104,477 in 1997 from the customer under this arrangement. Management is currently seeking to sell this equipment, but as of December 31, 1997, has not found a buyer. Management estimates the fair market value of the equipment to be its carrying value at December 31, 1997.

      Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. During the past several months, the General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds which were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $1,596,739 at December 31, 1997 which is equal to the carrying value of the leases and advances associated with NACG.

      The Partnership and an affiliated partnership, Telecommunications Income Fund X, have initiated a foreclosure action against NACG and the guarantors under the leases and advances seeking the sale of the assets and a judgment against NACG and the guarantors for any deficiency. Amounts received, if any, will be credited to the allowance for possible loan and lease losses.

4.    EQUIPMENT HELD FOR SALE

      In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases approximated $1,400,000 and the Partnership subsequently purchased approximately $100,000 of additional equipment. During 1996, $814,000 of this net investment was leased to an unrelated party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which had been depreciated to $514,487 and relates to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment. Such net equipment cost has been adjusted for an impairment loss of $350,000 in 1996 and $113,487 in 1997, to reflect management's estimated fair market value of the equipment. This equipment was held for sale by the Partnership throughout 1997.

5.    BORROWING AGREEMENTS

      The Partnership has a line-of-credit agreement with a bank which bears interest at a variable rate of 9.5%, 10.13% and 9.5% at December 31, 1997, 1996 and 1995, respectively. On September 11, 1995, the line-of-credit agreement was amended to extend the maturity date to November 30, 1997 and reduce the interest rate from 2.25% over prime to 1.0% over prime (minimum interest charge of $7,500 per month). In addition, certain loan covenants were changed. The agreement was further amended during 1997 to extend the maturity date to April 30, 1998 and reduce the line-of-credit available to the lesser of $2 million (previously $6.25 million), or 32% of the Partnership's Qualified Accounts, as defined in the agreement. The minimum interest charge was also reduced to $3,000 per month. The agreement is cancellable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner. Management is currently working with the existing lender to renew the line-of-credit. Management believes amounts available under the line of credit are adequate for the foreseeable future.

      The Partnership also had an installment loan agreement which bore interest at 8.91% and was due in monthly installments through November 1998 with a subjective acceleration clause. The agreement was collateralized by certain direct financing leases and a second interest in all other Partnership assets. The agreement was also guaranteed by the General Partner. Covenants under the agreement required the Partnership, among other things, to be profitable, not exceed a 40% debt to original equity raised ratio, and not sell a material portion of its assets. This note was paid in full at December 31, 1997.

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

      Net income or net loss allocated to the limited partners will be apportioned among them based on the number of limited partnership units held and on the number of months within the respective year that such units were held. Any share of Partnership net loss will first be allocated to the limited partners to the extent of their positive capital account balances. Any share of additional net loss will be allocated to the General Partner. Any Partnership net income will first be allocated to partners with negative capital accounts in proportion to, and to the extent of, such negative capital accounts. Except as provided below, any additional net income will then be allocated to the General Partner and limited partners based on number of units held. During liquidation of the Partnership, when cash distributions are to be made 80% to the limited partners and 20% to the General Partner (see below), net income will be allocated 80% to the limited partners and 20% to the General Partner.

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

7.    MANAGEMENT AND SERVICE AGREEMENTS

      The Partnership pays an equipment management fee equal to 5% of the amount of gross rental payments received, to the General Partner. The General Partner, in turn, pays 50% of those fees to its parent. During the years ended December 31, 1997, 1996 and 1995, the management fees aggregated $274,588, $329,481 and $441,972, respectively.

      In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $84,000, $74,775 and $82,307 for the years ended December 31, 1997, 1996 and 1995, respectively.

      As a part of the issuance of partnership units, the Partnership paid commissions of 10% to Berthel Fisher & Company Financial Services, Inc., a broker-dealer affiliated with the General Partner, and reimbursed other offering expenses of up to 4% of the gross proceeds to the General Partner. These fees have been treated as syndication costs and charged directly to partners' equity.

8.    RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

      A reconciliation of net income (loss) for financial reporting purposes with the related amount reported for income tax purposes is as follows:



                                      1997                           1996                           1995
                         ------------------------------ ------------------------------ ------------------------------
                                              PER                            PER                            PER
                             AMOUNT          UNIT            AMOUNT          UNIT           AMOUNT          UNIT

Net income (loss) for
  financial reporting
  purposes                   $ (220,095)       $(3.25)        $1,008,207       $14.83        $1,649,729       $24.26
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                     (228,053)        (3.36)           179,482         2.64           182,729         2.69
Net change in
  allowance for
  possible loan and
  lease losses                1,677,242         24.75           (119,342)       (1.76)           94,156         1.38
Gain (loss) on
  lease terminations
                                291,099          4.30          1,618,985        23.81          (659,300)       (9.69)
                               --------         -----         ----------       ------        ----------       ------
Net income for
  income tax
  reporting purposes
                             $1,520,193        $22.44         $2,687,332       $39.52        $1,267,314       $18.64
                             ==========        ======         ==========       ======        ==========       ======



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

      The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 1997 and 1996:




                                                    1997                                1996
                                     ---------------------------------  ----------------------------------
                                         CARRYING          FAIR             CARRYING             FAIR
                                          AMOUNT           VALUE             AMOUNT              VALUE

Note payable                          $    -          $     -            $   845,149         $   845,149
Notes receivable                        434,692         434,692                 -                   -

                                   * * * * *

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

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

         A.       The General Partner of the registrant:

                  Berthel Fisher & Company Leasing, Inc., an Iowa corporation.


         B.       Executive officers of the General Partner of the Registrant:

                  Thomas J. Berthel (age 46) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

                  Ronald O. Brendengen (age 42) - Mr. Brendengen is the Treasurer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October, 1996. He has served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

                  Nancy L. Lowenberg (age 39), has been elected Vice President and Chief Operating Officer of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Since 1986 Ms. Lowenberg was Vice President Commercial Loans. As Vice President Commercial Loans, she was relationship manager of 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for credit quality, annual review and maintenance of existing accounts and business development. From 1981 to 1986 Ms. Lowenberg was employed by First Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa.

ITEM 11. EXECUTIVE COMPENSATION

                  Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:

(A)                         (B)                (C)                       (C1)                  (C2)               (D)
                                                                                               Securities of
                                                                                               property
                                                                                               insurance          Aggregate
                                                                                               benefits or        of
                                               Cash and Cash                                   reimbursement      contingent
Name of Individual          Yes                equivalent forms                                personal           or forms of
capacities which served     ended              of remuneration           Fees                  benefits           remuneration
--------------------------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co.        1997                      $0                 $358,588                  $0                 $0
Leasing, Inc.               1996                      $0                 $404,256                  $0                 $0
General Partner             1995                      $0                 $524,279                  $0                 $0

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

         (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.


       (1)                          (2)                                (3)                         (4)

                           Name and Address of                Amount and Nature of
Title of Class             Beneficial Ownership               Beneficial Ownership           Percent of Class
--------------             --------------------               --------------------           ----------------

       Units               Berthel Fisher & Co.               Forty (40) Units;                    0.06%
                           Leasing, Inc.
                           100 2nd Street S.E.
                           Cedar Rapids, IA 52401

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Related party transactions are described in Notes 2 and 7 of Notes to Financial Statements.

                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


       (a)1.    Financial Statements.

                                                                                     Page
                                                                                     No.
                                                                                     ---


                Balance Sheets at December 31, 1997 and 1996                         15

                Statements of Operations for the Years Ended December 31,
                1997, December 31, 1996 and December 31, 1995                        16

                Statements of Changes in Partners' Equity for the Years
                Ended December 31, 1997, December 31, 1996 and
                December 31, 1995                                                    17

                Statements of Cash Flows for the Years Ended
                December 31, 1997, December 31, 1996 and
                December 31, 1995                                                    18

                Notes to Financial Statements                                        20

            2.  Financial Statements Schedules

                Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

            3.  Exhibits
                     3,4    Amended and Restated Agreement of
                            Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)

-------------------------
                                    (1) Incorporated herein by reference to
                                    Partnership Exhibit A to the prospectus
                                    included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.

                                   SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By:    Thomas J. Berthel/s/                         Date:    March 13, 1998
   -----------------------------------------              -----------------
Thomas J. Berthel
President

By Berthel Fisher & Company Leasing, Inc.

By:    Ronald O. Brendengen/s/                      Date:    March 13, 1998
   -----------------------------------------             ------------------
Ronald O. Brendengen
Chief Financial Officer, Treasurer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Thomas J. Berthel/s/                                 Date:    March 13, 1998
--------------------------------------                    ------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Nancy L, Lowenberg/s/                                Date:   March 13, 1998
--------------------------------------                    ------------------
Nancy L. Lowenberg
Chief Operating Officer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Ronald O. Brendengen/s/                              Date:    March 13, 1998
--------------------------------------                    ------------------
Ronald O. Brendengen
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Daniel P. Wegmann/s/                                 Date:    March 13, 1998
--------------------------------------                    ------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX



3,4    Amended and Restated Agreement of
       Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)



---------------------------------------------

(1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on
    December 22, 1992.