Form 10-Q
period 1998-03-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1998-05-13
CIK 874394

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998

COMMISSION FILE NUMBER: 0-21458

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
             (Exact name of Registrant as specified in its charter)

                                      IOWA
                        (State or other jurisdiction of
                         incorporation or organization)
                                   42-1367356
                                (I.R.S. Employer
                              Identification No.)

                   100 SECOND STREET S.E., CEDAR RAPIDS, IOWA
                    (Address of principal executive offices)
                                     52401
                                   (Zip Code)

Registrant's telephone number, including area code: (319) 365-2506

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   Limited Partnership Interest (the "Units")
                                 Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

                            Yes [X]          No [ ]

As of April 25, 1998, 67,742 Units were issued and outstanding. Based on the original sales price of $250 per Unit, the aggregate market value at April 25, 1998 was $16,935,500.

================================================================================

                     TELECOMMUNICATIONS INCOME FUND IX, LP.

                                     INDEX

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
                Balance Sheets -- March 31, 1998 and December 31, 1997
                Statements of Income and Comprehensive Income -- three months ended March 31, 1998 and three months ended March 31, 1997
                Statement of Changes in Partners' Equity -- three months ended March 31, 1998
                Statements of Cash Flows -- three months ended March 31, 1998 and three months ended March 31, 1997
                Notes to Financial Statements
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II    OTHER INFORMATION
Item 1.    Legal proceedings
Signatures

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                           BALANCE SHEETS (UNAUDITED)

                                                                 MARCH 31      DECEMBER 31
                                                                   1998           1997
                                                                 --------      -----------
ASSETS
  Cash and cash equivalents.................................    $   394,184    $   458,893
  Available-for-sale security...............................         44,520         65,389
  Net investment in direct financing leases and notes
     receivable (Note B)....................................     10,380,698     11,513,511
  Allowance for possible lease and loan losses..............       (261,171)    (1,922,056)
                                                                -----------    -----------
  Direct financing leases and notes receivable, net.........     10,119,527      9,591,455
  Equipment leased under operating leases, less accumulated
     depreciation of $327,000 at March 31, 1998 and $261,600
     at December 31, 1997...................................        975,797      1,041,197
  Equipment held for sale...................................         40,145         51,000
  Intangibles, less accumulated amortization of $10,296 at
     March 31, 1998 and $9,258 at December 31, 1997.........          2,423         48,582
  Other assets..............................................        171,634        384,060
                                                                -----------    -----------
TOTAL ASSETS................................................    $11,748,230    $11,640,576
                                                                ===========    ===========
               LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
  Line of credit agreement (Note C).........................    $   708,613    $    50,557
  Trade accounts payable....................................          1,058         17,336
  Due to affiliates.........................................         17,914         96,472
  Accrued expenses and other liabilities....................        215,669        202,272
  Lease security deposits...................................        335,133        365,752
                                                                -----------    -----------
Total Liabilities...........................................      1,278,387        732,389
                                                                -----------    -----------
PARTNERS' EQUITY, 100,000 units authorized
  General partner, 40 units issued and outstanding..........         10,292         10,502
  Limited partners: 67,702 units at March 31, 1998 and
     67,722 units at December 31, 1997 issued and
     outstanding............................................     10,495,445     10,912,710
  Accumulated other comprehensive loss......................        (35,894)       (15,025)
                                                                -----------    -----------
Total partners' equity......................................     10,469,843     10,908,187
                                                                -----------    -----------
TOTAL LIABILITIES & PARTNERS' EQUITY........................    $11,748,230    $11,640,576
                                                                ===========    ===========

                            See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                ----------------------
                                                                MARCH 31,    MARCH 31,
                                                                  1998         1997
                                                                ---------    ---------
Income:
  Lease income..............................................    $356,900     $588,355
  Interest income...........................................      11,544        1,484
  Gain on lease terminations................................       8,808       12,130
  Other.....................................................      24,768        1,262
                                                                --------     --------
Total Income................................................     402,020      603,231
                                                                --------     --------
Expenses:
  Management fees...........................................      48,928       77,235
  Administrative services...................................      23,866       23,867
  Interest..................................................      16,817       43,165
  Professional fees.........................................      31,748        2,931
  Provision for possible losses.............................      64,711       31,659
  Depreciation..............................................      76,255       77,405
  Other.....................................................      45,572       12,284
                                                                --------     --------
Total expenses..............................................     307,897      268,546
                                                                --------     --------
Net income..................................................      94,123      334,685
Other comprehensive income:
  Unrealized gain (loss) on available-for-sale security.....     (20,869)       2,366
                                                                --------     --------
Comprehensive income........................................    $ 73,254     $337,051
                                                                ========     ========
Net income per partnership unit.............................    $   1.39     $   4.93
Weighted average Partnership units outstanding..............      67,742       67,902

                            See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1998

                                         GENERAL        LIMITED PARTNERS        ACCUMULATED        TOTAL
                                         PARTNER      ---------------------    COMPREHENSIVE     PARTNERS'
                                        (40 UNITS)    UNITS       AMOUNT           LOSS           EQUITY
                                        ----------    -----       ------       -------------     ---------
Balance at December 31, 1997........     $10,502      67,722    $10,912,710      $(15,025)      $10,908,187
Net income..........................          90          --         94,033            --            94,123
Distributions.......................        (300)         --       (507,764)           --          (508,064)
Withdrawal of limited partners......          --         (20)        (3,534)           --            (3,534)
Change in accumulated comprehensive
  loss..............................          --          --             --       (20,869)          (20,869)
                                         -------      ------    -----------      --------       -----------
Balance at March 31, 1998...........     $10,292      67,702    $10,495,445      $(35,894)      $10,469,843
                                         =======      ======    ===========      ========       ===========

                            See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                --------------------------
                                                                 MARCH 31,      MARCH 31,
                                                                   1998           1997
                                                                 ---------      ---------
OPERATING ACTIVITIES
Net income for period.......................................    $    94,123    $   334,685
Adjustments to reconcile net income to net cash provided by
  operating activities:
Amortization of deferred organization costs.................          1,038          1,038
Provision for possible losses...............................         64,711         31,659
Depreciation................................................         76,255         77,405
Gain on lease terminations..................................          8,808        (12,130)
Changes in operating assets and liabilities:
  (Increase) Decrease in other assets.......................        (79,278)        23,946
  Decrease in trade accounts payable excluding equipment
     purchase cost accrued..................................        (16,278)        (3,362)
  Decrease in due to affiliates.............................        (78,558)       (25,315)
  Increase (decrease) in accrued expenses...................         13,397        (22,755)
                                                                -----------    -----------
          Net cash provided by operating activities.........         84,218        405,171
                                                                -----------    -----------
INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for direct
  financing leases..........................................     (1,085,333)    (1,739,542)
Repayments of direct financing leases.......................        548,061        986,154
Proceeds from sale of direct financing leases...............        249,941        250,984
Security deposits collected.................................        (11,588)         3,495
                                                                -----------    -----------
          Net cash used in investing activities.............       (298,919)      (498,909)
                                                                -----------    -----------
FINANCING ACTIVITIES
Distributions paid to partners..............................       (508,064)      (509,265)
Repayment of note payable...................................            -0-       (101,906)
Net proceeds from line-of-credit borrowings.................        658,056        369,548
                                                                -----------    -----------
          Net cash from financing activities................        149,992       (241,623)
                                                                -----------    -----------
Net (decrease) in cash and cash equivalents.................        (64,709)      (335,361)
Cash and cash equivalents at beginning of period............        458,893        497,144
                                                                -----------    -----------
Cash and cash equivalents at end of period..................    $   394,184    $   161,783
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest....................    $    17,457    $    55,447

                             See accompanying notes

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March, 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

     Components of the net investment in direct financing leases and notes receivable are as follows:

                                                     MARCH 31, 1998    DECEMBER 31, 1997
                                                     --------------    -----------------
Lease payments receivable........................     $11,286,804         $12,427,455
Estimated unguaranteed residual values of leased
  equipment......................................       1,068,446           1,192,611
Unearned lease income............................      (2,329,699)         (2,571,275)
Unamortized initial direct costs.................          27,014              30,028
Notes receivable.................................         328,133             434,692
                                                      -----------         -----------
Net investment in direct financing leases and
  notes receivable...............................     $10,380,698         $11,513,511
                                                      ===========         ===========

     Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. During the past several months, the General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds which were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $1,596,739 at December 31, 1997 which is equal to the carrying value of the leases and advances associated with NACG. The Partnership foreclosed on the assets underlying the leases and charged-off the lease receivables to the specific allowance in February 1998.

     The Partnership and an affiliated partnership, Telecommunications Income Fund X, have initiated a foreclosure action against NACG and the guarantors under the leases and advances seeking the sale of the assets and a judgment against NACG and the guarantors for any deficiency. Amounts received, if any, will be credited to the allowance for possible loan and lease losses.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE C -- CREDIT ARRANGEMENTS

     The Partnership has a line-of-credit agreement with a bank that allows the Partnership to borrow the lesser of $2 million, or 32% of the Partnership's Qualified Accounts, as defined in the agreement. The line-of-credit expires April 30, 1998 and carries interest at 1% over prime (9.50% at March 31, 1998). The agreement carries a minimum interest charge of $3,000 per month. The agreement is cancelable by the lender after giving a 90-day notice and is secured by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                             --------------------
                                                               1998        1997
                                                               ----        ----
Description:
Lease income.............................................    $356,900    $588,355
Management fees..........................................      48,928      77,235
Professional fees........................................      31,748       2,931
Interest expense.........................................      16,817      43,165
Provision for possible losses............................      64,711      31,659

     The Partnership is approaching the date in which it must begin the liquidation process, as defined in the Partnership Agreement and, as expected, the Partnership is purchasing less equipment and initial leases are expiring. As a result, both the size of the Partnership's leasing portfolio and the amount of lease income are declining. The Partnership's investment in direct financing leases and notes receivable declined from $14,102,658 at March 31, 1997 to $10,380,698 at March 31, 1998.

     Management fees are paid to the General Partner and represent 5% of the gross rental payments received. The decline is attributed to the decline in the Partnership lease portfolio.

     The Partnership incurs professional fees each year for the audit of its financial records and for the preparation of its tax return. The audit fee was paid in the first quarter of 1998. Last year this fee was paid in the second quarter of 1997. In addition, legal fees incurred will also vary due to the timing of the payments for those services. There was approximately $6,200 of legal fees incurred during the first quarter of 1998 for the NACG litigation.

     The decrease in interest expense is a result of the Partnership borrowing less funds to acquire equipment for investment in direct financing leases.

     The Partnership accrued a $31,659 provision for possible losses for the three months ended March 31, 1997 based on 1.5% of equipment recorded as an investment in financing leases. Due to the loss history of the Partnership, the General Partner has determined to increase the Partnership's general loss allowance to 2% of the Partnership's investment in leases and notes, exclusive of any specific reserves. The Partnership currently has a general loss reserve of $256,096 or 2.5% of the lease and note portfolios.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The General Partner has established specific and general loss allowance as follows:

                                                       MARCH 31, 1998    MARCH 31, 1997
                                                       --------------    --------------
General Reserve....................................       $256,096          $254,477
Specific Reserve -- UTS............................          5,075             8,825
Specific Reserve -- InnTouch/CCN...................            -0-            21,996
                                                          --------          --------
                                                          $261,171          $285,298
                                                          ========          ========

     As previously discussed in the Partnership's 10-K report for 1997, the General Partner provided for a specific loss reserve of $1,596,739 at December 31, 1997, equal to the carrying value of the assets leased to North American Communications Group, Inc. ("NACG"). The Partnership foreclosed on these assets in February, 1998. As a result, the assets were removed from the Partnership's books and charged to the specific reserve established at December 31, 1997. The Partnership will continue to attempt to sell and/or re-lease these assets and any amounts received through such efforts will be credited as a recovery of previous charges.

     Lease payments receivable of 31 or more days past due amounted to $537,217 (contract balance remaining of $2,982,988) at March 31, 1998. This represents 4.76% of the Partnership's lease payments receivable. The General Partner continues to monitor these leases and will take whatever steps are necessary to protect the Partnership's interest in these assets.

     As of March 31, 1998, there were 21 customers with payments over 90 days past due. When payments on a customer's account are past due more than 90 days, the Partnership discontinues recognizing income on those customer's accounts. The contract balance remaining on those accounts was $2,194,924. The General Partner is monitoring these contracts and has determined the Partnership's investment in these contracts is sufficiently collateralized.

     Digital Technologies has 20 contracts with amounts past due over 90 days. The contract balance remaining on these contracts was $1,726,921 at March 31, 1998. The Partnership's net investment in these contracts at March 31, 1998 was $1,646,967. The value of the equipment associated with this lease exceeds the Partnership's remaining net investment in the equipment. In addition, the lessee is actively seeking a buyer for the equipment. As such, due to the value of the assets and the potential buyout of this lease, management has decided not to provide a provision for possible losses for these contracts. There are no assurances that the sale will materialize, and other events may occur that may deteriorate the current value of these assets. Management is monitoring these contracts and will take whatever steps are necessary to protect the Partnership's investment in these contracts.

     The General Partner has submitted to the Securities and Exchange Commission ("SEC"), a proxy statement outlining its plans for the liquidation process of the Partnership. Once the SEC has approved the proxy document, it will be sent to the Unit Holders. The General Partner anticipates sending the proxy statement to Unit Holders in May of this year.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

                                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                                               MARCH 31, 1998        MARCH 31, 1997
                                                             ------------------    ------------------
Major Cash Sources:
Principal portion of lease payments received.............        $  548,061            $  986,154
Proceeds received on sale of leases......................           249,941               250,984
Net proceeds from debt...................................           658,056                   -0-
Major Cash Uses:
Purchase of equipment and leases.........................         1,085,333             1,739,542
Net payments on debt.....................................               -0-               267,642
Distributions to partners................................           508,064               509,265

     The General Partner does not plan to renew the Partnership's existing line-of-credit agreement which is due to expire April 30, 1998. Once the liquidation process begins, a portion of the proceeds received from the liquidation of the lease portfolio will be used to pay off existing debt. As such, a line-of credit will not be necessary. Until the liquidation process is implemented, any short-term borrowing requirement of the Partnership will be handled by the General Partner.

     Effective May 1, 1998, the Partnership will move from the operating phase of its existence to the liquidation phase. Per the Partnership Agreement, operating distributions of 12% will not continue and liquidation distributions will begin. No further lease contracts will be originated. Capital distributions will begin in May and continue monthly until all assets are liquidated. All payoffs on any leases will also be distributed as they are received. As any other remaining assets are sold and ongoing lease payments are received, all of the cash will be distributed to investors as capital reductions.

                                    PART II

ITEM 1. Legal Proceedings

     As reported in the Partnership's 10-K filing for 1997, a foreclosure proceeding was filed February 20, 1998 against the North American Communications Group, Inc. leases.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      (Registrant)


Date 5-11-98                                               /s/ RONALD O. BRENDENGEN
                                ------------------------------------------------------------------------------
                                           Ronald O. Brendengen, Chief Financial Officer, Treasurer

Date 5-11-98                                                 /s/ DANIEL P.WEGMANN
                                ------------------------------------------------------------------------------
                                                         Daniel P.Wegmann, Controller