Form 10-Q
period 1998-06-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1998-08-13
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 1998 Commission File Number 0-21458

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

                                    Yes X No
                                       --- ---
As of June 30, 1998, 67,742 Units were issued and outstanding. Based on the book value of $135.02 per Unit, the aggregate market value at June 30, 1998 was $9,146,690.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.

                                     INDEX



PART I.    FINANCIAL INFORMATION


ITEM 1.    Financial Statements (unaudited).

                  Balance sheets - June 30, 1998 and December 31, 1997.

                  Statements of income and comprehensive income -
                  Three months ended June 30, 1998 and three months ended June 30, 1997. Six months ended June 30, 1998 and six months ended June 30, 1997.

                  Statement of changes in partners' equity - six months ended June 30, 1998.

                  Statements of cash flows - six months ended June 30, 1998 and six months ended June 30, 1997.

                  Notes to financial statements



ITEM 2. Management's discussion and analysis of financial condition and results of operations.



PART II.   OTHER INFORMATION

ITEM 1.    Legal proceedings



SIGNATURES

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                           BALANCE SHEETS (UNAUDITED)

                                                                         June 30, 1998       December 31, 1997
                                                                         -------------       -----------------
ASSETS
     Cash and cash equivalents                                           $     263,640       $         458,893
     Available-for-sale security                                                55,650                  65,389
     Not readily marketable securities, at cost                                191,600                     -0-
     Net investment in direct financing leases (Note B)                      8,212,296              11,513,511
     Allowance for possible lease losses                                      (233,875)             (1,922,056)
                                                                         -------------       -----------------
     Direct financing leases net                                             7,978,421               9,591,455
     Equipment leased under operating leases, less
         accumulated depreciation of $392,400 at June 30,
         1998 and $261,600 at December 31, 1997 (Note C)                       910,397               1,041,197
     Equipment held for sale                                                    29,290                  51,000
     Intangibles, less accumulated amortization of $11,334
         at June 30, 1998 and $9,258 at December 31, 1997                        1,385                  48,582
     Other assets                                                               98,865                 384,060
                                                                         -------------       -----------------
TOTAL ASSETS                                                             $   9,529,248       $      11,640,576
                                                                         =============       =================

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

     Line of credit agreement (Note D)                                   $         -0-       $          50,557
     Trade accounts payable                                                     11,943                  17,336
     Due to affiliates                                                           2,697                  96,472
     Accrued expenses and other liabilities                                    131,632                 202,272
     Lease security deposits                                                   236,286                 365,752
                                                                         -------------       -----------------
Total Liabilities                                                              382,558                 732,389

PARTNERS' EQUITY, 100,000 units authorized
     General partner, 40 units issued and outstanding                           10,417                  10,502
     Limited partners:  67,702 units at June 30, 1998
         and 67,222 units at December 31, 1997
         issued and outstanding                                              9,161,037              10,912,710
     Accumulated other comprehensive loss                                      (24,764)                (15,025)
                                                                         -------------       -----------------
Total partners' equity                                                       9,146,690              10,908,187
                                                                         -------------       -----------------

TOTAL LIABILITIES & PARTNERS' EQUITY                                     $   9,529,248       $      11,640,576
                                                                         =============       =================
See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                             Three Months Ended
                                                 June 30, 1998                June 30, 1997
                                                 -------------                -------------
INCOME:

    Lease income                                 $     219,533                $     591,120
    Interest income                                     10,190                        1,666
    Gain on lease terminations                         166,003                        6,392
    Other                                               24,502                        4,900
                                                 -------------                -------------
Total Income                                           420,228                      604,078
                                                 -------------                -------------


EXPENSES:

    Management fees                                      9,901                       71,102
    Administrative services                             22,912                       21,955
    Interest                                             5,403                       52,761
    Professional fees                                   35,663                       38,200
    Provision for possible losses                          -0-                        7,264
    Depreciation                                        76,253                       77,149
    Other                                               35,023                       27,911
                                                 -------------                -------------
Total expenses                                         185,155                      296,342
                                                 -------------                -------------

Net income                                             235,073                      307,736

Other comprehensive income:
    Unrealized gain on available
        for sale security                               11,130                        4,104
                                                 -------------                -------------
Comprehensive income                             $     246,203                $     311,840
                                                 =============                =============

Net income per partnership unit                  $        3.47                $        4.53
                                                 =============                =============

Weighted average partnership units outstanding          67,742                       67,894

See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                     Six Months Ended
                                               June 30, 1998 June 30, 1997
                                               ------------- -------------
INCOME:

       Lease income                              $  576,433    $1,179,475
       Interest income                               21,734         3,150
       Gain on lease terminations                   174,811        18,522
       Other                                         49,270         6,162
                                                 ----------    ----------
Total Income                                        822,248     1,207,309
                                                 ----------    ----------


EXPENSES:

       Management fees                               58,829       148,337
       Administrative services                       46,788        45,822
       Interest                                      22,220        95,926
       Professional fees                             67,411        41,131
       Provision for possible losses                 64,711        38,923
       Depreciation                                 152,508       154,554
       Other                                         80,595        40,195
                                                 ----------    ----------
Total expenses                                      493,052       564,888
                                                 ----------    ----------

Net income                                          329,196       642,421

Other comprehensive income (loss):
       Unrealized gain (loss) on available
           for sale security                         (9,738)        6,470
Comprehensive income                             $  319,458    $  648,891

Net income per partnership unit                  $     4.86    $     9.46
                                                 ==========    ==========

Weighted average partnership units outstanding       67,742        67,898

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 1998



                                   General           Limited Partners         Accumulated        Total
                                   Partner          -------------------      Comprehensive     Partners'
                                  (40 Units)        Units        Amount           Loss           Equity
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          $10,502     67,722     $10,912,710        $(15,025)    $10,908,187

Net income                                 90         --          94,033              --          94,123

Distributions                            (300)        --        (507,764)             --        (508,064)

Withdrawal of limited partners             --        (20)         (3,534)             --          (3,534)

Change in accumulated
       comprehensive loss                  --         --              --         (20,869)        (20,869)
                                      ------------------------------------------------------------------


Balance at March 31, 1998              10,292     67,702      10,495,445         (35,894)     10,469,843

Net income                                225         --         234,848              --         235,073

Distributions                            (100)        --      (1,569,256)             --      (1,569,356)

Change in accumulated
        comprehensive loss                 --         --              --          11,130          11,130
                                      ------------------------------------------------------------------

Balance at June 30, 1998              $10,417     67,702     $ 9,161,037        $(24,764)    $ 9,146,690


See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Six Months Ended
                                                               ----------------
                                                        June 30, 1998  June 30, 1997
                                                        -------------  -------------
OPERATING ACTIVITIES
Net income                                                $   329,196    $   642,421
Adjustments to reconcile net income to net
    cash provided by operating activities:
Amortization of deferred organization costs                     2,076          2,076
Provision for possible losses                                  64,711         38,923
Depreciation                                                  152,508        154,554
Gain on lease terminations                                   (174,811)       (18,522)
Changes in operating assets and liabilities:
(Increase) decrease in other assets                            (6,509)        37,830
Increase (decrease) in trade accounts payable
    excluding equipment purchase cost accrued                  (5,393)        28,891
(Decrease) in due to affiliates                               (93,775)       (18,205)
(Decrease) in accrued expenses                                (70,640)       (48,530)
                                                          -----------    -----------
Net cash provided by operating activities                     372,174        819,438

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
    for direct financing leases                            (1,085,333)    (2,594,844)
Repayments of direct financing leases                         554,848      1,114,831
Proceeds from sale of direct financing leases               2,178,294        491,844
Net security deposits collected (repaid)                      (87,259)        34,127
                                                          -----------    -----------
Net cash provided by (used in) investing activities         1,560,550       (954,045)

FINANCING ACTIVITIES
Distributions paid to partners                             (2,077,420)      (509,208)
Redemption of partnership units                                   -0-         (5,175)
Repayment of note payable                                         -0-       (203,989)
Net proceeds from line-of-credit borrowings                   (50,557)       422,642
                                                          -----------    -----------
Net cash used by financing activities                      (2,127,977)      (295,730)
                                                          -----------    -----------
Net decrease in cash and cash equivalents                    (195,253)      (430,337)
Cash and cash equivalents at beginning of period              458,893        497,144
                                                          -----------    -----------
Cash and cash equivalents at end of period                $   263,640    $    66,807
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                  $    30,620    $   104,576
Non-cash  activities:
      North American miscellaneous receivable write off      (291,704)           -0-
      North American security deposits written off             42,207            -0-
      Notes receivable converted to investment in
         not readily marketable securities                    191,600            -0-

See accompanying notes

TELECOMMUNICATIONS INCOME FUND IX, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:

                                                                June 30, 1998              December 31, 1997
                                                                -------------              -----------------
       Lease payments receivable                                $   8,884,999              $      12,427,455
       Estimated unguaranteed residual values of
           leased equipment                                           808,881                      1,192,611
       Unearned lease income                                       (1,722,228)                    (2,571,275)
       Unamortized initial direct costs                                23,323                         30,028
       Notes receivable                                               217,321                        434,692
                                                                -------------              -----------------
       Net investment in direct financing leases
           and notes receivable                                 $   8,212,296              $      11,513,511
                                                                =============              =================

NOTE C - EQUIPMENT LEASED UNDER OPERATING LEASES

     In March, 1996, the Partnership exercised its right to manage the assets leased to In-Touch Communications, Inc. due to non-payment of lease receivables. The Partnership entered into a management agreement with Custom Communications Network ("CCN") to operate the route. Under this agreement, CCN was to pay the Partnership an amount based on a percent of CCN's monthly net cash proceeds from operating the route. The net investment in this lease at that time approximated $1,370,000. In 1996, a charge of $284,308 was made to the loss reserve to reflect what management estimated would be recoverable under this agreement. The agreement permitted the deferral of some payments that were due in 1997. Pursuant to the agreement, CCN used cash flow to add pay telephones to the business. Further, the Partnership's lease position was increased to include 71% of all of the telephones operated by CCN, including the telephones added as a result of the payment deferral. During the course of 1997, the number of payphones subject to this lease increased from approximately 330 to approximately 530. Based upon the normal industry value of $4,000 per installed pay telephone, the Partnership lease position would be valued at approximately $1.5 million. This value is well in excess of the $906,397 carrying value of this lease. CCN continues to operate the phone route as an operating lease described above. As of June 30, 1998, the number of payphones has increased to approximately 582. Until a definitive agreement or purchase commitment is received by the Partnership for the sale of these assets, it will be carried as an operating lease. To date, the Partnership has not been successful in finding a purchaser.

NOTE D - CREDIT ARRANGEMENTS

The Partnership had a line-of-credit agreement with a bank which expired April 30, 1998. The balance due on the agreement was fully paid off and will not be renewed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS                 Three Months Ended June 30   Six Months Ended June 30
---------------------                 --------------------------   ------------------------
                                         1998           1997          1998         1997
                                      ----------     -----------   -----------  -----------
    Description:
      Lease income                    $  219,533      $  591,120   $  576,433   $ 1,179,475
      Management fees                      9,901          71,102       58,829       148,337
      Interest expense                     5,403          52,761       22,220        95,926
      Professional Fees                   35,663          38,200       67,411        41,131
      Provision for possible losses          -0-           7,264       64,711        38,923
      Depreciation                        76,253          77,149      152,508       154,554

As of May 1, 1998, the Partnership is in its liquidation period, as defined in the Partnership Agreement and, as expected, is not purchasing equipment. Initial leases are expiring. As a result, both the size of the Partnership's portfolio and the amount of lease income are declining.

Since the Partnership is in its liquidation phase, management fees paid to the General Partner have been discontinued. Since the line of credit has been paid off, interest expense will decline to zero.

The Partnership incurs professional fees each year for the audit of its financial records and for the preparation of its tax return. In addition, legal fees are incurred and will vary due to the timing of the payments for those services.

The Partnership was accruing a provision for possible losses based on 1.5% of equipment purchases. The Partnership currently has a loss reserve of $233,875 or 2.8% of the lease and note portfolios. Management will continue to monitor the remaining portfolio and adjust the loss reserve if needed.

The Partnership has established specific and general loss allowance as follows:

                                                     June 30, 1998       June 30, 1997
                                                     -------------       -------------

                           General Reserve                $228,800            $283,738
                           Specific Reserve - UTS            5,075               8,825
                                                          --------            --------
                                                          $233,875            $292,563

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As previously discussed in the Partnership's 10-K report for 1997, the General Partner provided for a specific loss reserve of $1,596,739 at December 31, 1997, equal to the carrying value of the assets leased to North American Communications Group, Inc. The Partnership foreclosed on these assets in February, 1998 . As a result, the assets were removed from the Partnership's books and charged to the specific reserve established at December 31, 1997. The Partnership will continue to attempt to sell these assets and any amounts received through such efforts will be credited as a recovery of previous charges.

Lease payments receivable of 31 or more days past due amounted to $776,861 (contract balance remaining of $3,597,133) at June 30, 1998. This represents 8.74% of the Partnership's lease payments receivable. The General Partner continues to monitor these leases and will take whatever steps are necessary to protect the Partnership's interest in these assets.

As of June 30, 1998, there were 25 customers with payments over 90 days past due. When payments on a customer's account are past due more than 90 days, the Partnership discontinues recognizing income on those customer's accounts. The contract balance remaining on those accounts was $2,499,934. The General Partner is monitoring these contracts and has determined the Partnership's investment in these contracts is sufficiently collateralized.

Digital Technologies has 20 contracts with amounts past due over 90 days. The contract balance remaining on these contracts was $1,726,921 at June 30, 1998. The Partnership's remaining net investment in these contracts at June 30, 1998 was $1,646,967. The value of the equipment associated with this lease exceeds the Partnership's remaining net investment in the equipment. Subsequent to June 30, 1998, management has entered into an agreement for the sale of the equipment associated with the Digital Technologies leases. This sale will be in the form of a note agreement and will result in a deferred gain of approximately $200,000 for the Partnership.

The General Partner had submitted, to the Securities and Exchange Commission ("SEC"), a preliminary proxy statement proposing plans for the liquidation process and seeking limited Partner approval to amend the Partnership Agreement to enable the general partner to conduct certain liquidation plans. The General Partner notified the SEC on June 11, 1998 that the preliminary proxy statement was being abandoned. It is the General Partner's intent to liquidate the Partnership in accordance with the Terms of the Partnership Agreement. The Partnership is required to dissolve and distribute all of its assets no later than December 31, 1999, or earlier, upon the occurrence of certain events.

The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities with which it interfaces, such as vendors, counterparties, customers, payment systems, and others, is ongoing. The Partnership does not expect the cost to address the Year 2000 to be material.

The Partnership has determined that the software it utilizes in its operations is compatible with the Year 2000. The Partnership has not yet fully determined whether the Year 2000 issue has been addressed by all of its customers. If the Partnership's customers have not addressed this issue, it could lead to non-payments of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

amounts owed to the Partnership. The Partnership has contacted all of its customers regarding this issue. The customers contacted have indicated various stages of readiness. The Partnership will continue to determine customer Year 2000 compliance by follow-up with customers who have indicated non-compliance.


LIQUIDITY AND CAPITAL RESOURCES                                                     Six Months Ended
                                                                       June 30, 1998                 June 30, 1997
------------------------------------------------------------------------------------------------------------------
Major Cash Sources:
       Principal portion of lease payments received                      $  554,848                   $1,114,831
       Proceeds received on sale of leases                                2,178,294                      491,841
       Net proceeds from debt                                                   -0-                      218,653

Major Cash Uses:
       Purchase of equipment and leases                                   1,085,333                    2,594,844
       Distributions to partners                                          2,077,420                    1,018,473
       Net payments on debt                                                  50,557                          -0-

----------------------------------------------------------------------------------------------------------------

Proceeds received from the liquidation of a portion the lease portfolio have been used to pay off existing debt and fund distributions to investors.

Effective May 1, 1998, the Partnership moved from the operating phase of its existence to the liquidation phase. Pursuant to the Partnership Agreement, operating distributions of 12% were discontinued and liquidation distributions have begun. No further lease contracts will be originated. Capital liquidating distributions began in May and will continue until all assets are liquidated. All payoffs on any leases will be distributed as they are received. As any other remaining assets are sold and ongoing lease payments are received, all of the cash received will be distributed to investors as capital reductions.

The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership, after all the residual cash flows have been realized. However, all liquidating distributions of the Partners will be a return of capital.

The General Partner currently anticipates that the Partnership will generate cash flow from rentals and equipment sales for the remainder of 1998, which should provide sufficient cash to enable the Partnership to meet its current operating requirements and to fund liquidating distributions of limited partners.

Since May 1, 1998 through June 30, 1998, the Partnership funded liquidating distributions of $1,400,000 to investors as capital reductions.

                                    PART II

Item 1.           Legal Proceedings

As reported in the Partnership's 10-K filing for 1997, a foreclosure proceeding was filed on February 20, 1998 by the Partnership and, Telecommunications Income Fund X, L.P. against the North American Communication Group, Inc. ("NACG").

On February 20, 1998, the Partnership filed a Petition to Foreclose Security Interests in the amount of $1,862,388 against NACG, CWC Communications, Inc., North American Communications Corporation (Missouri) d/b/a North American Communications of Georgia, Inc., North American Communications of Mississippi, Incorporated, North American Communications Group, Inc. d/b/a North American Communications of Louisiana, Inc. Troy P. Campbell, Sr. as Guarantor and Archie
W. Welch, Jr. as Guarantor, in the Iowa District Court for Linn County located in Cedar Rapids, Iowa. The Defendants appeared in court and asked for additional time to file their answer, which was granted by the court.

On approximately May 20, 1998, Defendants filed a Motion to Dismiss For Lack of Personal Jurisdiction, which was opposed by the Plaintiff TIFIX. A Hearing was held July 31, 1998, in order for each side to argue the motion before the court. The parties are awaiting the decision of the judge from that hearing before the next step in the foreclosure can take place.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                  (Registrant)



Date August  10, 1998                       /s/ RONALD O. BRENDENGEN
    ------------------                      -------------------------------------------------------
                                            Ronald O. Brendengen, Chief Financial Officer, Treasurer



Date August  10, 1998                       /s/ DANIEL P. WEGMANN
    ------------------                      -------------------------------------------------------
                                                     Daniel P. Wegmann, Controller