Form 10-Q
period 1998-09-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1998-11-12
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998        Commission File Number 0-21458
                                                                       -------

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

                100 Second Street S.E., Cedar Rapids, Iowa 52401
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                              Yes     X       No
                                   -------       -------

As of September 30, 1998, 67,662 Units were issued and outstanding. Based on the book value of $95.40 per Unit, the aggregate market value at September 30, 1998 was $6,454,731.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                                      INDEX


                                                                                                       Page
                                                                                                       ----
PART I.    FINANCIAL INFORMATION


ITEM 1.    Financial Statements (unaudited)

                  Balance sheets - September 30, 1998 and December 31, 1997                              3

                  Statements of income and comprehensive income -

                  Three months ended September 30, 1998 and
                  three months ended September 30, 1997                                                  4

                  Nine months ended September 30, 1998 and
                  nine months ended September 30, 1997                                                   5

                  Statement of changes in partners' equity -
                  nine months ended September 30, 1998                                                   6

                  Statements of cash flows - nine months ended
                  September 30, 1998 and nine months ended September 30, 1997                            7

                  Notes to financial statements                                                          8



ITEM 2.    Management's discussion and analysis of financial condition and results of operations         9



PART II.   OTHER INFORMATION

ITEM 1.    Legal proceedings                                                                            12




SIGNATURES

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                              September 30, 1998 December 31, 1997
                                                              ------------------ -----------------
ASSETS
     Cash and cash equivalents                                   $    425,670    $    458,893
     Available-for-sale security                                        2,087          65,389
     Not readily marketable securities, at cost                       191,600             -0-
     Net investment in direct financing leases
          and notes receivable (Note B)                             5,321,592      11,513,511
     Allowance for possible losses                                   (140,379)     (1,922,056)
                                                                 ------------    ------------
     Direct financing leases and notes receivable, net              5,181,213       9,591,455
     Equipment leased under operating leases, less
         accumulated depreciation of $457,800 at September 30,
         1998 and $261,600 at December 31, 1997 (Note C)              840,997       1,041,197
     Equipment held for sale                                           18,436          51,000
     Intangibles, less accumulated amortization of $12,372 at
         September 30, 1998 and $9,258 at December 31, 1997               346          48,582
     Other assets                                                      33,429         384,060
                                                                 ------------    ------------

TOTAL ASSETS                                                     $  6,693,778    $ 11,640,576
                                                                 ============    ============

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Line of credit agreement (Note D)                           $        -0-    $     50,557
     Trade accounts payable                                             4,290          17,336
     Due to affiliates                                                  2,696          96,472
     Accrued expenses and other liabilities                            41,768         202,272
     Lease security deposits                                          190,293         365,752
                                                                 ------------    ------------
Total Liabilities                                                     239,047         732,389

PARTNERS' EQUITY, 100,000 units authorized
     General partner, 40 units issued and outstanding                   8,981          10,502
     Limited partners:  67,622 units at September 30, 1998
         and 67,722 units at December 31, 1997
         issued and outstanding                                     6,524,077      10,912,710
     Accumulated other comprehensive loss                             (78,327)        (15,025)
                                                                 ------------    ------------
Total partners' equity                                              6,454,731      10,908,187
                                                                 ------------    ------------

TOTAL LIABILITIES & PARTNERS' EQUITY                             $  6,693,778    $ 11,640,576
                                                                 ============    ============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                              SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                              ------------------       ------------------
INCOME:

    Lease income                                 $ 228,268                 $ 480,725
    Interest income                                  8,361                     5,150
    Gain on lease terminations                     222,913                   468,399
    Other                                           48,796                    27,314
                                                 ---------                 ---------
Total Income                                       508,338                   981,588
                                                 ---------                 ---------


EXPENSES:

    Management fees                                    -0-                    74,856
    Administrative services                         20,990                    21,000
    Interest                                           -0-                    40,634
    Professional fees                               70,641                    27,000
    Provision for possible losses                      -0-                    18,360
    Depreciation                                    76,255                    76,254
    Other                                           18,944                    44,833
                                                 ---------                 ---------
Total expenses                                     186,830                   302,937
                                                 ---------                 ---------

Net income                                         321,508                   678,651

Other comprehensive loss:
    Unrealized loss on available
        for sale security                          (53,563)                      -0-
                                                 ---------                 ---------
Comprehensive income                             $ 267,945                 $ 678,651
                                                 =========                 =========

Net income per partnership unit                  $    4.75                 $   10.00
                                                 =========                 =========

Weighted average partnership units outstanding      67,675                    67,879


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                           NINE MONTHS ENDED
                                              SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                              ------------------    ------------------
INCOME:

       Lease income                              $   804,701           $ 1,660,200
       Interest income                                30,095                 8,300
       Gain on lease terminations                    397,724               486,921
       Other                                          98,066                33,476
                                                 -----------           -----------
Total Income                                       1,330,586             2,188,897
                                                 -----------           -----------


EXPENSES:

       Management fees                                58,829               223,193
       Administrative services                        67,778                66,822
       Interest                                       22,220               136,560
       Professional fees                             138,052                68,131
       Provision for possible losses                  64,711                57,283
       Depreciation                                  228,763               230,808
       Other                                          99,539                85,028
                                                 -----------           -----------
Total expenses                                       679,892               867,825
                                                 -----------           -----------

Net income                                           650,694             1,321,072

Other comprehensive income (loss):
       Unrealized gain (loss) on available
           for sale security                         (63,301)                  -0-
                                                 -----------           -----------
Comprehensive income                             $   587,393           $ 1,321,072
                                                 ===========           ===========

Net income per partnership unit                  $      9.61           $     19.46
                                                 ===========           ===========

Weighted average partnership units outstanding        67,720                67,892


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.
              STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                 Accumulated
                                     General                                        Other             Total
                                     Partner              Limited Partners       Comprehensive      Partners'
                                                       ----------------------
                                   (40 Units)          Units         Amount           Loss           Equity
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997     $     10,502          67,722    $ 10,912,710    $    (15,025)   $ 10,908,187

Net income                                 90            --            94,033            --            94,123

Distributions                            (300)           --          (507,764)           --          (508,064)

Withdrawal of limited partners           --               (20)         (3,534)           --            (3,534)

Change in accumulated
       comprehensive loss                --              --              --           (20,869)        (20,869)
                                 ------------------------------------------------------------------------------

Balance at March 31, 1998              10,292          67,702      10,495,445         (35,894)     10,469,843

Net income                                225            --           234,848            --           235,073

Distributions                            (100)           --        (1,569,256)           --        (1,569,356)

Change in accumulated
        comprehensive loss               --              --              --            11,130          11,130
                                 ------------------------------------------------------------------------------

Balance at June 30, 1998               10,417          67,702    $  9,161,037    $    (24,764)   $  9,146,690

Net income                                308            --           321,190            --           321,498

Distributions                          (1,744)           --        (2,948,256)           --        (2,950,000)

Withdrawal of limited partners           --               (80)         (9,894)           --            (9,894)

Change in accumulated
      comprehensive loss                 --              --              --           (53,563)        (53,563)
                                 ------------------------------------------------------------------------------

Balance at September 30, 1998    $      8,981          67,622    $  6,524,077    $    (78,327)   $  6,454,731
                                 ==============================================================================


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                               ------------------       ------------------
OPERATING ACTIVITIES
Net income                                                     $   650,694               $ 1,321,072
Adjustments to reconcile net income to net
    cash provided by operating activities:
Amortization of deferred organization costs                          3,114                     3,115
Provision for possible losses                                       64,711                    57,283
Depreciation                                                       228,763                   230,808
Gain on lease terminations                                        (397,724)                 (486,921)
Changes in operating assets and liabilities:
Other assets                                                        58,927                    84,753
Increase (decrease) in trade accounts payable
    excluding equipment purchase cost accrued                      (13,046)                   49,266
Due to affiliates                                                  (93,776)                  (21,559)
Accrued expenses                                                  (160,504)                  (52,952)
                                                               -----------               -----------
Net cash provided by operating activities                          341,159                 1,184,865

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
    for direct financing leases                                 (1,085,333)               (3,200,429)
Repayments of direct financing leases                            1,322,741                 2,474,325
Proceeds from sale or termination of direct financing leases     4,652,930                 2,450,406
Advances on notes receivable                                           -0-                  (165,000)
Repayments of notes receivable                                         -0-                     2,495
Net security deposits repaid                                      (175,459)                   (7,909)
                                                               -----------               -----------
Net cash used in investing activities                            4,714,879                 1,553,888

FINANCING ACTIVITIES
Distributions paid to partners                                  (5,025,276)               (1,527,565)
Redemption of partnership units                                    (13,428)                   (5,175)
Repayment of note payable                                              -0-                  (845,189)
Net payments on line-of-credit borrowings                          (50,557)                 (377,072)
                                                               -----------               -----------
Net cash used by financing activities                           (5,089,261)               (2,755,001)
                                                               -----------               -----------
Net decrease in cash and cash equivalents                          (33,223)                  (16,248)
Cash and cash equivalents at beginning of period                   458,893                   497,144
                                                               -----------               -----------
Cash and cash equivalents at end of period                     $   425,670               $   480,896
                                                               ===========               ===========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                       $    22,220               $   149,623
Non-cash  activities:
      North American miscellaneous receivable write off           (291,704)                      -0-
      North American security deposits written off                  42,207                       -0-
      Notes receivable converted to investment in
         not readily marketable securities                         191,600                       -0-
      Crescent lease buyout of Digital leases                    1,860,784                       -0-


See accompanying notes

TELECOMMUNICATIONS INCOME FUND IX, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:


                                                            September 30, 1998     December 31, 1997
                                                            ------------------     -----------------
       Lease payments receivable                                 $ 5,607,324            $12,427,455
       Estimated unguaranteed residual values of
           leased equipment                                          630,042              1,192,611
       Unearned lease income                                      (1,152,809)            (2,571,275)
       Unamortized initial direct costs                               18,978                 30,028
       Notes receivable                                              218,057                434,692
                                                                 -----------            -----------
       Net investment in direct financing leases
           and notes receivable                                  $ 5,321,592            $11,513,511
                                                                 ===========            ===========

NOTE C - EQUIPMENT LEASED UNDER OPERATING LEASES

     In March, 1996, the Partnership exercised its right to manage the assets leased to In-Touch Communications, Inc. due to non-payment of lease receivables. The Partnership entered into a management agreement with Custom Communications Network ("CCN") to operate the route. Under this agreement, CCN was to pay the Partnership an amount based on a percent of CCN's monthly net cash proceeds from operating the route. The net investment in this lease at that time approximated $1,370,000. In 1996, a charge of $284,308 was made to the loss reserve to reflect what management estimated would not be recoverable under this agreement. Pursuant to the agreement, CCN used cash flow to add pay telephones to the business. During the course of the lease, the number of payphones subject to this lease increased from approximately 330 to approximately 582 at September 30, 1998. Based upon the normal industry value of $4,000 per installed pay telephone, the Partnership lease position would be valued at approximately $2.3 million. This value is well in excess of the $840,997 carrying value of this lease. CCN continues to operate the phone route as an operating lease described above. Until a definitive agreement or purchase commitment is received by the Partnership for the sale of these assets, it will be carried as an operating lease. To date, the Partnership and CCN are actively pursuing the sale of the phone base with two interested parties. Additionally, two other companies have contacted the Partnership regarding their interest should a sale not be completed. Correspondence has been sent to CCN regarding the Partnership's interest in completing a sale by year end.

NOTE D - CREDIT ARRANGEMENTS

The Partnership had a line-of-credit agreement with a bank which expired April 30, 1998. The balance due on the agreement was fully paid off and will not be renewed.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS                      Three Months Ended          Nine Months Ended
                                           ------------------          -----------------
                                              September 30               September 30
                                         1 9 9 8        1 9 9 7      1 9 9 8        1 9 9 7
                                         -------        -------      -------        -------
    Description:
      Lease income                     $  228,268     $  480,725   $  804,701     $1,660,200
      Gain on lease terminations          222,913        468,399      397,724        486,921
      Management fees                         -0-         74,856       58,829        223,193
      Interest expense                        -0-         40,634       22,220        136,560
      Professional Fees                    70,641         27,000      138,052         68,131
      Provision for possible losses           -0-         18,360       64,711         57,283
      Depreciation                         76,255         76,254      228,763        230,808

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

Since the Partnership is in its liquidation phase, management fees paid to the General Partner have been discontinued. Since the line of credit has been paid off, interest expense has declined to zero.

The Partnership incurs professional fees each year for the audit of its financial records and for the preparation of its tax return. During the third quarter of 1998, the Partnership incurred approximately $47,000 of professional fees associated with a securitization effort that failed to materialize.

The Partnership was accruing a provision for possible losses based on 1.5% of equipment purchases. The Partnership currently has a loss reserve of $140,379 or 2.6% of the lease and note portfolios. Management will continue to monitor the remaining portfolio and adjust the loss reserve if needed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Partnership received 22,260 shares of common stock of Phonetel Corporation as part of a lease financing agreement in 1997. The Partnership has been valuing these shares at market. Due to operational losses sustained by Phonetel, the market value of Phonetel's common stock has decreased significantly, resulting in an unrealized loss of approximately $78,000 as of September 30, 1998.

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

Lease payments receivable of 31 or more days past due amounted to $86,070 (contract balance remaining of $1,295,463) at September 30, 1998. These delinquent payments represent 1.53% of the Partnership's lease payments receivable. The General Partner continues to monitor these leases and will take whatever steps are necessary to protect the Partnership's interest in these assets.

As of September 30, 1998, there were eight customers with lease payments of $19,645 over 90 days past due. When payments on a customer's account are past due more than 90 days, the Partnership discontinues recognizing income on those customer's accounts. The contract balance remaining on those accounts was $590,579. The General Partner is monitoring these contracts and has determined the Partnership's investment in these contracts is sufficiently collateralized.

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

The Partnership has determined that the software it utilizes in its operations is compatible with the Year 2000. The Partnership has not yet fully determined whether the Year 2000 issue has been addressed by all of its customers. If the Partnership's customers have not addressed this issue, it could lead to non-payments of amounts owed to the Partnership. The Partnership has contacted all of its customers regarding this issue. The customers contacted have indicated various stages of readiness. The Partnership will continue to determine customer Year 2000 compliance by follow-up with customers who have indicated non-compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES                                         Nine Months Ended
                                                            September 30, 1998     September 30, 1997
-----------------------------------------------------------------------------------------------------
Major Cash Sources:
       Principal portion of lease payments received             $1,322,741           $2,414,325
       Proceeds received on sale of leases                       4,652,930            2,450,406

Major Cash Uses:
       Purchase of equipment and leases                          1,085,333            3,200,429
       Distributions to partners                                 5,025,276            1,527,565
       Net payments on debt                                         50,557              377,072

-----------------------------------------------------------------------------------------------------

Proceeds received from the liquidation of a portion of the lease portfolio have been used to pay off existing debt and fund distributions to investors.

Effective May 1, 1998, the Partnership moved from the operating phase of its existence to the liquidation phase. Pursuant to the Partnership Agreement, operating distributions of 12% were discontinued and liquidation distributions have begun. No further lease contracts will be originated. Capital liquidating distributions began in May and will continue until all assets are liquidated. All payoffs on any leases will be distributed as they are received. As any other remaining assets are sold and ongoing lease payments are received, all of the cash received, less expenses to operate the Partnership, will be distributed to investors as capital reductions. Since May 1, 1998 through September 30, 1998, the Partnership funded liquidating distributions of $4,350,000 to investors as capital reductions.


The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership, after all the residual cash flows have been realized. However, all liquidating distributions of the Partners will be a return of capital.

The General Partner currently anticipates that the Partnership will generate cash flow from rentals and equipment sales through December 1999, which should provide sufficient cash to enable the Partnership to meet its current operating requirements and to fund liquidating distributions of limited partners.

                                     PART II

Item 1.     Legal Proceedings

As reported in the Partnership's 10-K filing for 1997, a foreclosure proceeding was filed on February 20, 1998 by the Partnership and Telecommunications Income Fund X, L.P. against the North American Communication Group, Inc. ("NACG").

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

In May 1998, Defendants filed a motion to Dismiss for Lack of Personal Jurisdiction, which was opposed by the Plaintiff, TIFIX. A Hearing was held July 31, 1998, in order for each side to argue the Motion before the Court. In August, the Court ruled that it had personal jurisdiction against the corporate defendants, but that the Court did not have jurisdiction against the individual Guarantors. As a result of said ruling, the Plaintiff TIFIX filed a Notice of Appeal on September 14, 1998 and a Brief in support of that Notice will be filed in the very near future.

The corporate defendants filed an Answer denying the allegations in the Petition. Discovery is now going forward in the litigation against the corporate defendants at the same time as the Appeal is moving forward against the individual Guarantors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)




Date:  November 10, 1998             Ronald O. Brendengen/s/
     -------------------             -----------------------------------------
                                     Ronald O. Brendengen, Chief Financial
                                      Officer, Treasurer



Date:  November 10, 1998             Daniel P. Wegmann/s/
     -------------------             -----------------------------------------
                                     Daniel P. Wegmann, Controller