Form 10-K405
period 1998-12-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1999-03-31
CIK 874394

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 1998

    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from       to      .
                                       -----    -----

                        Commission file number - 0-21458.
                                                 -------

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

As of March 19, 1999, 67,550 units were issued and outstanding. Based on the book value of $40.24 per unit, the aggregate market value at March 19, 1999 was $2,718,212.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the prospectus included in the Partnership's Post Effective Amendment No. 4 to the Registration Statement on Form S-1 filed December 22, 1992 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.



                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                           PAGE

                            PART I

Item 1   Business....................................................        3
Item 2   Properties..................................................        4
Item 3   Legal Proceedings...........................................        4
Item 4   Submission of Matters to a Vote of Unit Holders.............        5

                            PART II

Item 5   Market for the Registrant's
         Common Equity and Related Stockholders Matters..............        5
Item 6   Selected Financial Data.....................................        6
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................        7
Item 8   Financial Statements and Supplementary Data.................       11
Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure......................       29

                           PART III

Item 10  Directors and Executive Officers of the Registrant..........       29
Item 11  Executive Compensation......................................       31
Item 12  Security Ownership of Certain
         Beneficial Owners and Management............................       32
Item 13  Certain Relationships and Related Transactions..............       32

                            PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on
         Form 8-K....................................................       33

         SIGNATURES..................................................       34
         EXHIBIT INDEX...............................................       35

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

The Partnership entered the liquidation phase on May 1, 1998 and expects to be dissolved by December 31, 1999. During the liquidation process, the orderly collection of lease payments will continue. Also, early payoff of leases and sales of equipment will be a priority. If leases can be sold for an adequate return to the investor, the sale of lease receivables will be pursued. Proceeds from the sale of net assets, including the sale of any portion of the lease portfolio, will be distributed to Partners. If the General Partner believes that complete liquidation cannot be achieved by December 31, 1999, a meeting of the limited partners will be called. At the meeting the limited partners will be asked to extend the term of Partnership beyond December 31, 1999, so that an orderly liquidation can be completed and the maximum economic benefit obtained for the limited partners.

The Partnership acquired telecommunications equipment (primarily pay telephones and call processing equipment) leased to third parties generally under full payout leases. The Partnership also acquired other types of equipment that is subject to full payout leases. Full payout leases are leases that are expected to generate gross rental payments sufficient to recover the purchase price of the subject equipment and any overhead and acquisition costs.

ITEM 1.           BUSINESS (CONTINUED)

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

The General Partner acquired and approved leases on behalf of the Partnership. The General Partner established guidelines to use in approving lessees. Generally, before any lease was approved, there was a review of the potential lessees' financial statements, credit references were checked, and outside business and/or individual credit reports were obtained.

The equipment purchased by the Partnership consists of advanced technology pay telephones and call processing systems to be used in hotels, hospitals, colleges, universities, and correctional institutions. The Partnership has also purchased and leased other equipment.

The Partnership's equipment leases are concentrated in the pay telephone industry representing approximately 85%, 60%, and 78% of the Partnership's direct finance lease portfolio at December 31, 1998, 1997, and 1996, respectively. In 1998, no one customer accounted for 10% or more of the Partnership's income from direct financing leases.

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

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.


ITEM 2.           PROPERTIES

The Partnership does not own or lease any real estate. The Partnership's materially important properties consist entirely of equipment under lease. The carrying value, or net realizable value now that the Partnership is in the liquidation phase, of such equipment is represented by the Partnership's investment in direct financing leases and operating leases that was $2,146,495 at December 31, 1998. This was comprised primarily of telecommunications equipment, as described in Item 1.

ITEM 3.           LEGAL PROCEEDINGS
A foreclosure proceeding was filed on February 20, 1998 in the Iowa District Court for Linn County located in Cedar Rapids, Iowa against North American Communications Group, Inc. CWC Communications, Inc., North American Communications Corporation (Missouri) d/b/a North American Communications of

ITEM 3.           LEGAL PROCEEDINGS (CONTINUED)

Georgia, Inc., North American Communications of Mississippi, North American Communications Group, Inc., d/b/a North American Communications of Louisiana, Inc., Troy P. Campbell, Sr. And Archie W. Welch, Jr. for foreclosure of leased assets. The Partnership included in the foreclosure suit a claim for damages against the guarantors of the leases, North American Communications Group, Inc., Troy P. Campbell, Sr. and Archie W. Welch, Jr., in the amount of $2,254,521. The trial court granted defendants Campbell and Welch Motion for Dismissal because of Lack of Personal Jurisdiction and that decision has been appealed. Meanwhile, discovery is proceeding with interrogatories being filed by each side. See Item 7 for additional information regarding the status of the North American Communications Group, Inc. leases.

In December 1998, the Partnership, Telecommunications Income Fund X, the General Partner, North American Communications Group ("NACG"), and others filed a suit against Shelby County, Tennessee. The County removed that suit from Tennessee State court to Federal Court. The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the county against NACG. Shelby County has filed an answer and discovery is in the initial stages.

Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in Fraud of Creditors. The litigation is on hold until the trustee makes a decision, then the motion for summary judgement must be responded to. The Partnership and General Partner believe the motion should be granted.

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

                                                         Number of Partners
                  Title of Class                         at March 19, 1999
                  --------------------------------------------------------------

                  Limited Partner                               1,175
                  General Partner                                   1

Distributions are paid to Partners on a monthly basis. Distributions of $8,477,803, $2,035,780, $2,039,573, $2,040,208, and $2,040,210 were made to investors in 1998, 1997, 1996, 1995, and 1994, respectively. This represented distributions per unit of $30.00 for 1994 through 1997 and $125.23 for 1998.

ITEM 6.           SELECTED FINANCIAL DATA

                                                           (HISTORICAL COST BASIS)
                               ---------------------------------------------------------------------------
                                  Three
                               Months Ended      Year Ended     Year Ended     Year Ended     Year Ended
                               Mar. 31, 1998    Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994
                               -------------    -------------  -------------  -------------  -------------
Total Revenue                     $ 402,020      $ 2,624,821    $ 3,289,142   $  2,956,684   $   2,996,563
Net Income (Loss)                    94,123        (220,095)      1,008,207      1,649,729       1,783,703
Provision for Possible Losses        64,711        1,801,233        577,931         94,156         270,000
Net Income (Loss) per Unit             1.39           (3.25)          14.83          24.26           26.23
Distributions per Unit                 7.50            30.00          30.00          30.00           30.00
Distributions to Partners           508,064        2,035,780      2,039,573      2,040,208       2,040,210


                                                           (HISTORICAL COST BASIS)
                                               -----------------------------------------------------------
                         (LIQUIDATION BASIS)
                         -------------------
                              Dec. 31, 1998    Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995   Dec. 31, 1994
                              -------------    -------------  -------------  -------------   -------------
Total Assets                    $ 3,215,954      $11,640,576    $15,642,179    $20,464,124     $18,052,458
Line of Credit                           --           50,557      1,060,490      4,113,504       2,812,598
Bank term loan                           --               --        845,149      1,229,431              --


INFORMATION FOR LIQUIDATION PERIOD ONLY (MARCH 31, 1998 TO DECEMBER 31, 1998):

Change in net assets, excluding
  distributions and withdrawals       $   235,258
Distributions to Partners               7,969,739
Distributions per Unit                     117.73

The selected financial data above was derived from the liquidation basis financial statements of the Partnership as of December 31, 1998 and the historical cost basis financial statements for the three-month period ending March 31, 1998 and as of December 31, 1997 and previous years. As of March 31, 1998, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts. The change to liquidation basis accounting may materially affect the comparability of the selected financial data.

As a result of the adoption of liquidation basis accounting, the Partnership will amend Forms 10-Q for the first, second and third quarters of 1998. These Amendments on Forms 10-Q/A amend the Registrant's Quarterly Reports on Forms 10-Q, as filed by the Registrant on May 13, 1998, August 13, 1998, and November 12, 1998 for the first, second, and third quarters of 1998, respectively, and will be filed to reflect the restatement of the Registrant's financial statements (the "Restatements"). The Restatements reflect the financial statements for the quarterly periods ended March 31, 1998, June 30, 1998, and September 30, 1998, under the liquidation basis of accounting, pursuant to the Registrant's plan of liquidation.

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                 (HISTORICAL COST BASIS)
                                             ----------------------------------------------------------------
                                                 Three Months Ended       Year Ended           Year Ended
                                                   March 31, 1998     December 31, 1997     December 31, 1996
-------------------------------------------------------------------------------------------------------------
Result of Operations
Description:
  Lease Income                                       $ 356,900           $ 1,931,886          $ 2,686,350
  Gain on Lease Terminations                             8,808               505,834              413,880
  Management Fees                                       51,794               274,588              322,601
  Admin. Services                                       21,000                84,000               81,655
  Interest Expense                                      16,817               163,677              492,210
  Other General and Administrative Expenses             77,320               145,180              170,012
  Provision for Possible Losses                         64,711             1,801,233              577,931
  Depreciation                                          65,400               262,751              286,526
  Impairment Loss                                       10,855               113,487              350,000


The 1998 data above is only for the three-month period ending March 31, 1998. At that time, the Partnership adopted the liquidation basis of accounting.

Lease income continues to decline since 1996 due to the Partnership's decreased net investment in direct financing leases. Due to repayments of borrowings and distributions to the limited partners, available funds for reinvestment in equipment have decreased and thus, the decrease in the lease portfolio and associated lease income. Lease income is expected to continue to decline in the Partnership's liquidation phase as new leases will not be written and existing leases will fully mature or will be sold and distributions will be made to the Partners. Listed below are the equipment acquisitions by year for investment in leases:


                                              Three Months Ending 03/31/98          1997             1996
                                              ----------------------------          ----             ----
         Equipment acquisitions                      $1,085,333                 $ 4,628,479      $ 5,970,136


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

Certain lessees have requested early termination of their lease contracts with the Partnership. As the payphone industry matures, the capital structure of these lessees has reached a level whereby they are able to secure financing from other sources. The Partnership will generally recognize a gain on the early termination. In addition to some lessees improving capital structure, some lessees have been acquired by other entities whose capital structure is such that they also desire to refinance the equipment that was under lease to the Partnership. As such, the Partnership's gain on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership normally used the cash generated from these early terminations to purchase equipment for investments in direct financing leases with other lessees. Upon entering the liquidation phase, this cash was used to pay off debt and for distributions.

The Partnership's net income for the three months ending March 31, 1998, was $94,123, but comprehensive income was $73,254. The difference of $20,869 is attributable to an unrealized loss on securities available for sale. The security declined in value by the $20,869 during this three-month period in 1998. The net unrealized loss is shown on the income statement as other comprehensive income and is taken directly to partner's equity on the balance sheet, along with carrying the asset at market value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management fees are paid to the General Partner and represent 5% of the lease rental payments received. Management fees were discontinued since entering the liquidation phase on May 1, 1998. Rental payments received in 1998, 1997, and 1996 are as follows:


                                Three Months Ending
                                March 31, 1998         1997             1996
                                --------------         ----             ----
   Rental Payments Received       $1,035,880        $5,492,000       $6,452,000

The General Partner receives a monthly reimbursement for administrative services provided to the Partnership of $7,000.

The decrease in interest expense in 1998 and 1997 is a result of the Partnership borrowing less funds to acquire equipment for investment in direct financing leases. The Partnership had a line of credit agreement with a bank that matured on April 30, 1998. This line of credit was not renewed as management felt this was not needed when entering the liquidation phase.

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

Other general and administrative expenses include payments for professional fees such as legal expenses, independent auditing services, tax return preparation, other accounting assistance, and other expenses. The Partnership incurred a higher amount of professional fees in 1998 due to increased legal expenses resulting from litigation regarding the non-payment of lease receivables.

During 1996, management provided a specific reserve of $284,000 related to a lease with a customer. Due to the uncertainty regarding the amount and timing of the future payments, the Partnership reclassified its net investment in the lease at December 31, 1996 of $1,273,643, net of the specific allowance, to equipment under operating leases. At December 31, 1998, the net investment in this equipment was $775,597. The equipment under this lease was being depreciated under the straight-line method over its estimated remaining life. Depreciation expense on this equipment was $65,400 in 1998 and $236,446 in 1997. Also, the Partnership recorded an additional decrease to the estimated net realizable value of the equipment of $196,200 for the nine months ended December 31, 1998. Under the operating lease, the customer was to pay the Partnership an amount based on the percent of the customer's monthly net cash proceeds from operating the pay phone route. The Partnership received $104,477 in 1997 from the customer under this arrangement. The customer has not made a payment since July 1997. Management is currently seeking to sell this equipment, but as of December 31, 1998, has not found a buyer. Management estimates the fair market value of the equipment to be its carrying value at December 31, 1998.

In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases approximated $1,400,000 and the Partnership subsequently purchased approximately $100,000 of additional equipment. During 1996, $814,000 of this net investment was leased to an unrelated party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which had been depreciated to $514,487 and related to hotel satellite television equipment, was expected by management to be recovered through the sale of the equipment. Such net equipment cost has been adjusted for an impairment loss of $350,000 in 1996, $113,487 in 1997, and $51,000 in 1998 ($10,855 in the first quarter and $40,145 as a decrease to the estimated net realizable value

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


for the nine months ended December 31, 1998) to reflect management's estimated fair market value of the equipment. This equipment was held for sale by the Partnership throughout 1998.

Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money, subject to either the terms of the leases or to promissory notes which were executed by NACG. The Partnership assisted in arranging a management agreement between NACG and another entity to provide services to customers of NACG associated with the Partnership's leases. In spite of the funds advanced by the Partnership and the management contract, the cash flow of NACG continued to deteriorate. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, offers received were not deemed adequate by the General Partner.

Following a refusal by NACG to voluntarily execute a Deed in Lieu of Foreclosure, the General Partner decided to institute a foreclose action against NACG and its affiliates. Finally, the General Partner determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific loss reserve of $1,596,739 at December 31, 1997, which was equal to the carrying value of the assets on the Partnership's books. These leases were charged off against the allowance in the first quarter of 1998. The Partnership will continue to attempt to sell and/or re-lease these assets. Any amounts received through such efforts will be distributed to the Partners.

As of December 31, 1998 there were nine customers with payments over 90 days past due. When payments on a customer's account is past due more than 90 days, the Partnership discontinues recognizing income on those customer's contracts. The Partnership's net investment in these contracts at December 31, 1998 was $147,800. The contract balance remaining on these contracts was $166,861. Management will continue to monitor these contracts and take the necessary steps to protect the Partnership's investment.

Through December 31, 1998, there have been distributions totaling $19,183,223. As of December 31, 1998 the Partnership had $711,589 of cash on hand.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner serves as a general partner of a privately offered active limited partnership. As of December 31, 1998, the net proceeds of the private program, TIF X, and TIF XI have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

The equipment leases acquired by the Partnership have been financed to yield rates of return between 15% and 20%. The lease terms vary from 36 months to 60 months. The rate charged on a particular lease depends on a variety of factors, two of the more significant being the size of the transaction and the financial strength of the lessee.

The Partnership began the orderly liquidation of Partnership assets in the second quarter of 1998 as discussed above. As a result, on March 31, 1998 the Partnership adopted the liquidation basis of accounting. The statement of net assets as of December 31, 1998 (liquidation basis) and the statement of changes in net assets for the period from March 31, 1998 to December 31, 1998 (liquidation basis) have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment as of March 31, 1998 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $181,817, which is included in the statement of changes in net assets for the period ended December 31, 1998. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

       Increase to reflect net realizable value of net investment in direct financing leases     $ 391,588
       Write-off of intangible assets                                                               (2,423)
       Record estimated liabilities associated with carrying out the liquidation                  (570,982)
                                                                                                 ---------
                  Net decrease in carrying value                                                 $(181,817)


During the period from March 31, 1998 to December 31, 1998, the Partnership generated income from direct financing leases and interest and other income of $653,420. This income represented an average annual return on the Partnership's net assets of approximately 13.4%. Also, during this period the Partnership reduced its estimate of liquidation value of net assets by $236,345, primarily due to equipment under operating leases ($196,200) other equipment held for sale ($40,145) as discussed above.

The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold. The impact of inflation is mitigated to the extent that any increases in lease related expenses can be passed on to new lessees as new leases are originated.

The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Partnership does not expect the cost to address the Year 2000 issue to be material since it is scheduled to terminate by December 31, 1999.

The Partnership has not yet determined whether the Year 2000 issue has been addressed by all of its customers. If the Partnership's customers have not addressed this issue, it could lead to non-payment of amounts owed to the Partnership. The Partnership has contacted its customers regarding this issue and will continue to contact its customers about this issue in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES


Under terms of the Partnership agreement, the Partnership is required to establish working capital reserves of no less than 1% ($169,755 at December 31, 1998) of the gross proceeds from issuance of Units to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 1998, actual cash on hand was $711,589.

The Partnership had a line of credit agreement with a bank that matured on April 30, 1998. This line of credit was paid off in full in 1998 and was not renewed as management felt this was not needed once entering the liquidation phase.

Cash flow from operating activities has been less than the distributions to Partners for the past three years and significantly so in 1998 since entering the liquidation phase.

Effective May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 1999, or earlier, upon the occurrence of certain events.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not Applicable.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and related information as of and for the years ended December 31, 1998, December 31, 1997, and December 31, 1996 are included in Item 8:

                  Independent Auditors' Report

                  Statements of Net Assets as of December 31, 1998 (Liquidation Basis) and December 31, 1997 (Going Concern Basis)

                  Statements of Changes in Net Assets for the period from March 31, 1998 (Initial Adoption of Liquidation Basis) to December 31, 1998

                  Statements of Operations and Comprehensive Income (Loss) (Going Concern Basis) for the Three Months Ended March 31, 1998 and the Years Ended December 31, 1997 and 1996

                  Statements of Changes in Partners' Equity (Going Concern Basis) for the Three Months Ended March 31, 1998 and the Years Ended December 31, 1997 and 1996

                  Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

                  Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund IX, L.P.

We have audited the accompanying statement of net assets (liquidation basis) of Telecommunications Income Fund IX, L.P. as of December 31, 1998, and the related statement of changes in net assets (liquidation basis) for the period from March 31, 1998 to December 31, 1998. In addition, we have audited the accompanying statement of net assets (going concern basis) of Telecommunications Income Fund IX, L.P. as of December 31, 1997, and the related statements (going concern basis) of operations and comprehensive income (loss) and changes in partners' equity for the period from January 1, 1998 to March 31, 1998 and the years ended December 31, 1997 and 1996. In addition, we have audited the accompanying statements of cash flows of Telecommunications Income Fund IX, L.P. for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets begin in the second quarter of 1998, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting from the going concern basis to the liquidation basis effective March 31, 1998.

In our opinion, such financial statements present fairly, in all material respects, (1) the net assets of Telecommunications Income Fund IX, L.P. at December 31, 1998, (2) the changes in its net assets for the period from March 31, 1998 to December 31, 1998, (3) its financial position at December 31, 1997,
(4) the results of its operations for the period from January 1, 1998 to March 31, 1998 and the years ended December 31, 1997 and 1996, and (5) its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.



DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
February 19, 1999

TELECOMMUNICATIONS INCOME FUND IX, L.P.


STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 1998 (LIQUIDATION BASIS)
AND DECEMBER 31, 1997 (GOING CONCERN BASIS)
--------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                  1998                   1997
  Cash and cash equivalents                                                         $    711,589           $    458,893
  Available-for-sale securities                                                          112,403                 65,389
  Not readily marketable equity security                                                 191,600                     --
  Net investment in direct financing leases
    and notes receivable (Note 2)                                                      1,424,765             11,513,511
  Allowance for possible loan and lease losses (Note 3)                                       --             (1,922,056)
                                                                                    ------------           ------------
  Direct financing leases and notes receivable, net                                    1,424,765              9,591,455
  Equipment leased under operating leases, less accumulated
    depreciation of $261,600 in 1997                                                     775,597              1,041,197
  Equipment held for sale (Note 4)                                                            --                 51,000
  Intangibles, less accumulated amortization of $9,258 in 1997                                --                 48,582
  Other assets                                                                                --                384,060
                                                                                    ------------           ------------

           Total assets                                                                3,215,954             11,640,576
                                                                                    ------------           ------------

LIABILITIES

  Line-of-credit agreement (Note 5)                                                           --                 50,557
  Outstanding checks in excess of bank balance                                            89,627                     --
  Trade accounts payable                                                                   4,844                 17,336
  Due to affiliates                                                                           --                 96,472
  Accrued expenses and other liabilities                                                  34,533                202,272
  Lease security deposits                                                                 65,370                365,752
  Reserve for estimated costs during the period of liquidation                           300,000                     --
                                                                                    ------------           ------------
           Total liabilities                                                             494,374                732,389
                                                                                    ------------           ------------

CONTINGENCY (Note 10)

NET ASSETS                                                                          $  2,721,580           $ 10,908,187
                                                                                    ============           ============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.


STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
PERIOD FROM MARCH 31, 1998 TO DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------


NET ASSETS AS OF MARCH 31, 1998 (GOING CONCERN BASIS)                                         $ 10,469,843

  Adjustment to liquidation basis (Note 1)                                                        (181,817)
                                                                                              ------------
NET ASSETS AS OF MARCH 31, 1998 (LIQUIDATION BASIS)                                             10,288,026

  Income from direct financing leases                                                              539,245

  Interest and other income                                                                        114,175

  Change in estimate of liquidation value of net assets                                           (236,345)

  Distributions to partners ($117.73 per unit) (Note 6)                                         (7,969,739)

  Withdrawals of limited partners                                                                  (13,782)
                                                                                              ------------
NET ASSETS AS OF DECEMBER 31, 1998                                                            $  2,721,580
                                                                                              ============

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.


STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(GOING CONCERN BASIS)
------------------------------------------------------------------------------------------------------------------------------

                                                                               THREE
                                                                               MONTHS
                                                                                ENDED                    YEARS ENDED
                                                                               MARCH 31,                 DECEMBER 31,
                                                                              -----------        -----------------------------

                                                                                  1998              1997               1996
REVENUES:
  Income from direct financing leases                                           $356,900         $1,931,886         $2,686,350
  Gain on lease terminations                                                       8,808            505,834            413,880
  Interest and other income                                                       36,312            187,101            188,912
                                                                                --------         ----------         ----------
           Total revenues                                                        402,020          2,624,821          3,289,142
                                                                                --------         ----------         ----------
EXPENSES:
  Management and administrative fees (Note 7)                                     72,794            358,588            404,256
  Other general and administrative expenses                                       77,320            145,180            170,012
  Interest expense                                                                16,817            163,677            492,210
  Provision for possible loan and lease losses (Note 3)                           64,711          1,801,233            577,931
  Depreciation expense                                                            65,400            262,751            286,526
  Impairment loss on equipment (Note 4)                                           10,855            113,487            350,000
                                                                                --------         ----------         ----------
           Total expenses                                                        307,897          2,844,916          2,280,935
                                                                                --------         ----------         ----------

NET INCOME (LOSS)                                                                 94,123           (220,095)         1,008,207

OTHER COMPREHENSIVE INCOME (LOSS) -
  Unrealized gain (loss) on available for sale securities                        (20,869)             5,079            (20,104)
                                                                                --------         ----------         ----------

COMPREHENSIVE INCOME (LOSS)                                                     $ 73,254         $ (215,016)        $  988,103
                                                                                ========         ==========         ==========

NET INCOME (LOSS) ATTRIBUTED TO:
  General partner                                                               $     90         $     (130)        $      593
  Limited partners                                                                94,033           (219,965)         1,007,614
                                                                                --------         ----------         ----------
                                                                                $ 94,123         $ (220,095)        $1,008,207
                                                                                ========         ==========         ==========

NET INCOME (LOSS) PER PARTNERSHIP UNIT                                          $   1.39         $    (3.25)        $    14.83
                                                                                ========         ==========         ==========

WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                                     67,742             67,762             67,990
                                                                                ========         ==========         ==========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (GOING CONCERN BASIS)
THREE MONTHS ENDED MARCH 31, 1998 AND
YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   UNREALIZED
                                                                                                    LOSS ON
                                                        GENERAL           LIMITED PARTNERS         AVAILABLE-       TOTAL
                                                        PARTNER    -----------------------------    FOR-SALE        PARTNERS'
                                                       (40 UNITS)      UNITS          AMOUNT        SECURITY         EQUITY

BALANCE AT DECEMBER 31, 1995                             $12,439       67,967      $14,249,658      $     --      $14,262,097

  Net income                                                 593           --        1,007,614            --        1,008,207

  Distributions to partners
    ($30.00 per unit) (Note 6)                            (1,200)          --       (2,038,373)           --       (2,039,573)

  Withdrawal of limited partners                              --         (105)         (26,250)           --          (26,250)

  Change in unrealized loss on
    available-for-sale security                               --           --               --       (20,104)         (20,104)
                                                         -------      -------      -----------      --------      -----------
BALANCE AT DECEMBER 31, 1996                              11,832       67,862       13,192,649       (20,104)      13,184,377

  Net loss                                                  (130)          --         (219,965)           --         (220,095)

  Distributions to partners
    ($30.00 per unit) (Note 6)                            (1,200)          --       (2,034,580)           --       (2,035,780)

  Withdrawal of limited partners                              --         (140)         (25,394)           --          (25,394)

  Change in unrealized loss on
    available-for-sale security                               --           --               --         5,079            5,079
                                                         -------      -------      -----------      --------      -----------
BALANCE AT DECEMBER 31, 1997                              10,502       67,722       10,912,710       (15,025)      10,908,187

  Net income                                                  90           --           94,033            --           94,123

  Distributions to partners
    ($7.50 per unit) (Note 6)                               (300)          --         (507,764)           --         (508,064)

  Withdrawal of limited partners                              --          (20)          (3,534)           --           (3,534)

  Change in unrealized loss in
    available-for-sale security                               --           --               --       (20,869)         (20,869)
                                                         -------      -------      -----------      --------      -----------
BALANCE AT MARCH 31, 1998                                $10,292       67,702      $10,495,445      $(35,894)     $10,469,843
                                                         =======      =======      ===========      ========      ===========

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  1998               1997               1996
OPERATING ACTIVITIES:
  Net income (loss)/change in net assets excluding
    distributions and withdrawals                                            $  (308,512)        $  (220,095)       $  1,008,207
  Adjustments to reconcile to net cash
    from operating activities:
    Liquidation basis adjustments                                                778,118                  --                  --
    Gain on lease terminations                                                    (8,808)           (505,834)           (413,880)
    Depreciation of equipment                                                     65,400             262,751             286,526
    Amortization of intangibles                                                    1,038               4,154               5,104
    Provision for possible loan and lease losses                                  64,711           1,801,233             577,931
    Impairment loss on equipment                                                  10,855             113,487             350,000
    Changes in operating assets and liabilities:
      Other assets                                                               384,060            (109,869)            193,752
      Outstanding checks in excess of bank balance                                89,627                  --                  --
      Trade accounts payable                                                     (12,492)             13,277             (26,917)
      Due to affiliates                                                          (96,472)             48,753            (159,176)
      Accrued expenses and other liabilities                                    (167,739)            140,920             (18,296)
                                                                             -----------         -----------        ------------
           Net cash from operating activities                                    799,786           1,548,777           1,803,251
                                                                             -----------         -----------        ------------

INVESTING ACTIVITIES:
  Acquisition of, and purchases of equipment for,
    direct financing leases                                                   (2,827,907)         (4,628,479)         (5,970,136)
  Repayments of direct financing leases                                        1,663,124           3,207,067           3,233,298
  Proceeds from sale or termination of direct financing leases                 9,082,927           4,303,734           6,874,524
  Repayments of notes receivable                                                 489,299               6,308                  --
  Issuance of notes receivable                                                  (108,475)           (441,000)                 --
  Net lease security deposits paid                                              (300,382)            (73,281)           (102,540)
                                                                             -----------         -----------        ------------
           Net cash from investing activities                                  7,998,586           2,374,349           4,035,146
                                                                             -----------         -----------        ------------

FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                                      3,788,403          13,318,592          15,614,221
  Repayments of line-of-credit borrowings                                     (3,838,960)        (14,328,525)        (18,667,235)
  Proceeds from additional borrowings                                                 --                  --                  --
  Repayments of additional borrowings                                                 --            (845,149)           (384,282)
  Loan origination costs incurred                                                     --             (45,121)                 --
  Distributions and withdrawals paid to partners                              (8,495,119)         (2,061,174)         (2,065,823)
                                                                             -----------         -----------        ------------
           Net cash from financing activities                                 (8,545,676)         (3,961,377)         (5,503,119)
                                                                             -----------         -----------        ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                               252,696             (38,251)            335,278

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                            458,893             497,144             161,866
                                                                             -----------         -----------        ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                              $   711,589         $   458,893        $    497,144
                                                                             ===========         ===========        ============

                                                             (Continued)

TELECOMMUNICATIONS INCOME FUND IX, L.P.


STATEMENTS OF CASH FLOWS (CONCLUDED)
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
-------------------------------------------------------------------------------------------------------------------------------

                                                                                        1998         1997            1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                        $ 17,457      $172,586       $  498,431
Noncash investing and financing activities:
  Available-for-sale security exchanged for payment on lease                               --            --           80,414
  Equipment reclassified from direct financing leases to operating leases                  --            --        1,331,092
  Equipment reclassified from operating leases to held for sale                            --            --          164,487
  Equipment reclassified from operating leases to direct financing leases                  --            --          552,098
  Charge-off of other assets to allowance for possible loan
    and lease losses                                                                       --            --               --
  Change in unrealized loss on available-for-sale security                                 --        (5,079)         (20,104)
  Direct financing lease converted to investment in not readily
    marketable equity security                                                        191,600            --               --

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND NATURE OF OPERATIONS- Telecommunications Income Fund IX, L.P. (the "Partnership") was formed on April 2, 1991 under the Iowa Limited Partnership Act. The general partner of the Partnership is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation. During its offering period, the Partnership sold 68,007 units of partnership interests at a price per unit of $250.

      The Partnership's operations are conducted throughout the United States. The Partnership primarily acquires equipment for lease to third parties. The lease agreements with individual customers are generally in excess of $500,000 and certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note 2). The Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of Partnership assets on May 1, 1998 as required by the Partnership agreement. The Partnership must dissolve on December 31, 1999, or earlier, upon the occurrence of certain events (see Note 6).

      BASIS OF PRESENTATION - The Partnership began the orderly liquidation of Partnership assets in the second quarter of 1998 as discussed above. As a result, on March 31, 1998 the Partnership adopted the liquidation basis of accounting. The statement of net assets as of December 31, 1998 (liquidation basis) and the statement of changes in net assets for the period from March 31, 1998 to December 31, 1998 (liquidation basis) have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

      The net adjustment as of March 31, 1998 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $181,817, which is included in the statement of changes in net assets for the period ended December 31, 1998. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

        Increase to reflect net realizable value of net investment
         in direct financing leases                                               $ 391,588
        Write-off of intangible assets                                               (2,423)
        Record estimated liabilities associated with carrying
         out the liquidation                                                       (570,982)
                                                                                  ---------
        Net decrease in carrying value                                            $(181,817)
                                                                                  =========


      The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

      The statement of net assets as of December 31, 1997 (going concern basis) and the related statements (going concern basis) of operations and comprehensive income (loss), changes in partners' equity and cash flows for the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996 have been prepared using the historical cost (going concern) basis of accounting on which the Partnership had previously reported its financial condition, results of operations and cash flows.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the net realizable values of the Partnership's assets.

      Most of the Partnership's leases are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Partnership's customers to make scheduled payments under their equipment leases could have a material near-term impact on the net realizable value of leases.

      Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the original contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. These factors, among others, could have a material near-term impact on the estimated net realizable value of leases and equipment.

      CERTAIN RISK CONCENTRATIONS - The Partnership's equipment leases are concentrated in pay telephones representing approximately 85% and 60% of the Partnership's direct finance lease portfolio at December 31, 1998 and 1997, respectively.

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

      AVAILABLE-FOR-SALE SECURITIES - The Partnership has an investment in marketable equity securities classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of partners' equity. At December 31, 1998, the securities had a cost of $138,914 and an estimated fair value of $112,403, resulting in an unrealized loss of $26,511. Fair value is determined using published market prices.

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


      EQUIPMENT - Equipment leased under operating leases was stated at cost less accumulated depreciation. The equipment was depreciated using the straight-line method over the estimated useful lives of the assets (five years) to the estimated residual value of the equipment at the end of the lease term. Estimated residual values are based on estimates of amounts historically realized by the Partnership for similar equipment and are periodically reviewed by management for possible impairment.

      Equipment held for sale is stated at lower of cost or estimated fair market value.

      INTANGIBLES - Intangibles consisted of organization costs incurred with the formation of the Partnership and financing costs incurred in connection with borrowing agreements. Deferred organization expenses were amortized over a five-year period. Deferred financing costs were amortized over the life of the related debt, which was approximately three years.

      SALE OF DIRECT FINANCE LEASES - The Partnership at times sells direct financing leases, on a limited recourse basis, to lenders in return for a cash payment. In the case of default by the lessee, the lender has a first lien on the underlying leased equipment. In the event the sale or re-lease proceeds from the underlying equipment do not satisfy the remaining lessee's obligation to the lender, the Partnership is responsible for a predetermined amount of that obligation. When the sale of direct finance leases occurs, proceeds from the sale, less the net book value of direct finance leases sold and an estimated loss allowance, are recorded as a component of gain on early termination.

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

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Partnership's year ended December 31, 1998. Financial statements for earlier periods provided for comparative purposes have been reclassified to conform with the current year presentation as required by SFAS No. 130.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for the Partnership's year ended December 31, 1998. The Partnership operates in one segment.

2.    NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

      The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 1998 and 1997:

                                                              1998              1997

        Minimum lease payments receivable                $  1,758,160      $ 12,427,455
        Estimated unguaranteed residual values                232,568         1,192,611
        Unearned income                                      (320,868)       (2,571,275)
        Unamortized initial direct costs                        1,628            30,028
        Notes receivable                                       53,867           434,692
        Adjustment to estimated net realizable value         (300,590)               --
                                                         ------------      ------------
        Net Investment in Direct Financing Leases
          and Notes Receivable                           $  1,424,765      $ 11,513,511
                                                         ============      ============

      At December 31, 1998 the Partnership's contingent liability under recourse provisions totals $168,498.

      At December 31, 1998, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                              Minimum                  Estimated
                                               Lease                 Unguaranteed
                                              Payments                 Residual
                                             Receivable                 Values
                Years ending December 31:
                          1999               $  952,901               $   58,130
                          2000                  538,584                  148,847
                          2001                  146,007                   15,308
                          2002                  106,358                   10,283
                          2003                   14,310                       --
                                             ----------               ----------
                         Total               $1,758,160               $  232,568
                                             ==========               ==========


      The Partnership, General Partner and certain affiliates of the General Partner purchase directly and indirectly a substantial portion of telecommunications equipment under lease from Intellicall, Inc., a publicly-held company. The General Partner's parent and certain limited partners are investors in a limited partnership which owns approximately 5% of the outstanding common stock of Intellicall, Inc. In addition, a principal stockholder of the General Partner's parent is also an investor in this limited partnership.

      Additionally, the Partnership leases equipment to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated $342,195 and $4,189,197 at December 31, 1998 and 1997, respectively.

      Three customers each account for 10% or more of the amount of income from direct financing leases for the years ended December 31, 1998, 1997 and 1996, as follows:

                                   1998            1997            1996

         Customer A                 -- %             9%             10%
         Customer B                 --              --              12
         Customer C                 --              10              10



3.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                      1998             1997             1996
Balance at beginning of year      $ 1,922,056      $   244,814      $   364,156
  Provision                            64,711        1,801,233          577,931
  Charge-offs                      (1,844,485)        (123,991)        (697,273)
                                  -----------      -----------      -----------
Balance at end of year            $   142,282      $ 1,922,056      $   244,814
                                  ===========      ===========      ===========


      The allowance for possible loan and lease losses consisted of specific allowances of $5,075, $1,623,810 and $22,000 for certain leases and general unallocated allowances of $137,207,

      $298,246, and $222,814 at December 31, 1998, 1997 and 1996, respectively.
      The allowance at December 31, 1998 is included in the estimated net realizable value adjustment discussed in Note 2.

      On October 10, 1995, a lessee of the Partnership, Value-Added Communications, Inc. ("VAC") filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. The Partnership's net investment in its leases with this customer was $1,676,442 at December 31, 1995. The bankruptcy court's Order Approving Emergency Sale indicated that of the Partnership's total net investment in direct financing leases with VAC, $1,053,919 of leases would be purchased from the Partnership by other unrelated third parties at no loss to the Partnership. The remaining net investment balance of $622,523, comprised of one lease, was expected to continue to be repaid according to the terms of the original lease. The revenues generated by the assets under such remaining lease were considered adequate to repay the lease according to the original terms.

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

      On May 6, 1996, a lessee of the Partnership, United Tele-Systems of Virginia, Inc. ("UTS") filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. The bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Partnership exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $200,000. The Partnership, the General Partner, an affiliated partnership and UTS were named in a lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit, the Partnership expected to incur a loss upon the sale or re-lease of this equipment. Management charged $135,000 to the provision for possible loan and lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending the equipment's ultimate sale or re-lease. These assets were sold during 1997 to another customer with no additional loss to the Partnership. Also, the lawsuit was settled in 1998 with no further loss to the Partnership.

      During 1996, management provided a specific reserve of $284,000 related to a lease with a customer and due to the uncertainty regarding the amount and timing of future payments reclassified its net investment in the lease at December 31, 1996 of $1,273,643, net of the specific allowance, to equipment under operating leases. At December 31, 1997, the net investment in this equipment was $1,037,197. The equipment under this lease was being depreciated under the straight-line method over its estimated remaining life. Depreciation expense in 1997 amounted to $236,446 and $65,400 in the first quarter of 1998. Also, the Partnership recorded an additional decrease to the estimated net realizable value of the equipment of $196,200 for the period from March 31, 1998 to December 31, 1998. Under the operating lease, the customer is to pay the Partnership an amount based on a percent of the customer's monthly net cash proceeds from operating the pay phone route. The Partnership received $104,477 in 1997 and $3,475 in 1998 from the customer under this arrangement. Management is currently seeking to sell this equipment.

      Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. The General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds which were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $1,596,739 at December 31, 1997 which is equal to the carrying value of the leases and advances associated with NACG. Such leases were charged-off against the allowance in the first quarter of 1998.

      The Partnership and an affiliated partnership, Telecommunications Income Fund X, have initiated a foreclosure action against NACG and the guarantors under the leases and advances seeking the sale of the assets and a judgment against NACG and the guarantors for any deficiency. Amounts received, if any, will be distributed to the partners.

4.  EQUIPMENT HELD FOR SALE

      In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases approximated $1,400,000 and the Partnership subsequently purchased approximately $100,000 of additional equipment. During 1996, $814,000 of this net investment was leased to an unrelated party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which had been depreciated to $514,487 and relates to hotel satellite television equipment, was expected by management to be recovered through the sale of the equipment. Such net equipment cost has been adjusted for an impairment loss of $350,000 in 1996 and $113,487 in 1997 and $51,000 in 1998 ($10,855 in the first quarter and $40,145 as a decrease to the estimated net realizable value for the period from March 31, 1998 to December 31, 1998) to reflect management's estimated fair market value of the equipment.

5.    BORROWING AGREEMENTS

      The Partnership had a line-of-credit agreement with a bank which bore interest at a variable rate of 9.5% and 10.13% at December 31, 1997 and 1996, respectively. The line-of-credit was paid in full and discontinued during 1998.

      The Partnership also had an installment loan agreement which bore interest at 8.91% and was due in monthly installments through November 1998. This note was paid in full during 1997.

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

7.    MANAGEMENT AND SERVICE AGREEMENTS

      The Partnership pays an equipment management fee equal to 5% of the amount of gross rental payments received, to the General Partner during its operational phase. The Partnership entered its liquidation phase on May 1, 1998 and at that time discontinued the fee. During the years ended December 31, 1998, 1997 and 1996, the management fees aggregated $63,606, $274,588 and $329,481, respectively.

      In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $84,000, $84,000 and $74,775 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

8.    RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

      A reconciliation of the change in net assets (excluding distributions)/net income (loss) for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 1998, 1997, and 1996 is as follows:



                                       1998                           1997                           1996
                         ------------------------------  ------------------------------ ------------------------------
                                              Per                             Per                            Per
                              Amount          Unit           Amount          Unit           Amount          Unit
Change in net assets
  (excluding
  distributions)/net
  income (loss) for
  financial reporting
  purposes                      $ 308,512       $ 4.56         $(220,095)      $ (3.25)     $ 1,008,207       $ 14.83
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                      1,965,813        29.05          (228,053)        (3.36)         179,482          2.64
Net change in
  allowance for
  possible loan and
  lease losses                 (1,779,774)      (26.29)        1,677,242         24.75         (119,342)        (1.76)
Gain (loss) on
  lease terminations              303,782         4.49           291,099          4.30        1,618,985         23.81
Net realizable
  value adjustments              (439,031)       (6.49)               --            --               --            --
Net income for                 ----------       ------       -----------       -------      -----------       -------
  income tax
  reporting purposes           $  359,302       $ 5.32       $ 1,520,193       $ 22.44      $ 2,687,332       $ 39.52
                               ==========       ======       ===========       =======      ===========       =======

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

      The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 1997:


                                                              1997
                                                --------------------------------
                                                    Carrying          Fair
                                                     Amount           Value

         Notes receivable                          $ 434,692        $ 434,692


10.   CONTINGENCY

      Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in Fraud of Creditors. The litigation is on hold until the trustee makes a decision, then the motion for summary judgement must be responded to. The Partnership and General Partner believe the motion should be granted. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

ITEM 10.          DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

                  A.       The General Partner of the registrant:

                           Berthel Fisher & Company Leasing, Inc., an Iowa corporation.


                  B.       Executive officers of the General Partner of the
                           Registrant:

                           Thomas J. Berthel (age 47) - Mr. Berthel is the Chief
Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

                           Ronald O. Brendengen (age 44) - Mr. Brendengen is the
Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in January 1998. He had previously served as Secretary (1994 - March, 1995), Treasurer (August 1995 - 1988) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

                           Nancy L. Lowenberg (age 40), has been elected
Executive Vice President and General Manager of the General Partner beginning January 1998. She also previously served as Vice President and Chief Operating Officer during 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Since 1986 Ms. Lowenberg was Vice President Commercial Loans. As Vice President Commercial Loans, she was relationship manager of 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for credit quality, annual review and maintenance of existing accounts and business development. From 1981 to 1986 Ms. Lowenberg was employed by First Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa.

ITEM 11.          EXECUTIVE COMPENSATION

                  Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                              (B)               (C)                       (C1)              (C2)                (D)
                                                                                               Securities of
                                                                                               property
                                                                                               insurance           Aggregate
                                                                                               benefits or         of
                                                   Cash and Cash                               reimbursement       contingent
Name of individual and            Year             equivalent forms                            personal            or forms of
capacities which served          ended             of remuneration           Fees              benefits            remuneration
------------------------------------------------------------------------------------------------------------------------------------


Berthel Fisher & Co.              1998                   $0                $147,606                 $0                  $0
Leasing, Inc.                     1997                   $0                $358,588                 $0                  $0
General Partner                   1996                   $0                $404,256                 $0                  $0

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

         (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.


       (1)                          (2)                                (3)                         (4)

                           Name and Address of                Amount and Nature of
Title of Class             Beneficial Ownership               Beneficial Ownership           Percent of Class
--------------             --------------------               --------------------           ----------------
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

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

               (a)1.    Financial Statements.

                                                                                         Page
                                                                                          No.
                                                                                          ---

                        Statements of Net Assets at December 31, 1998
                        (Liquidation Basis) and 1997 (Going Concern Basis)                13

                        Statement of Changes in Net Assets for the Nine Months
                        Ended December 31, 1998 (Liquidation Basis)                       14

                        Statements of Operations and Comprehensive Income (Loss)
                        (Going Concern Basis) for the Three Months Ended March
                        31, 1998 And Years Ended December 31, 1997 and December
                        31, 1996                                                          15

                        Statements of Changes in Partners' Equity (Going Concern
                        Basis) for the Three Months Ended March 31, 1998 and
                        Years Ended December 31, 1997 and December 31, 1996               16

                        Statements of Cash Flows for the Years Ended December
                        31, 1998, 1997 and 1996                                           17

                        Notes to Financial Statements                                     19

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

                    3.  Exhibits
                                3,4         Amended and Restated Agreement of
                                            Telecommunications Income Fund IX,
                                            L.P. currently in effect dated as of
                                            August 12, 1991 (1)

                    6. Reports on Form 8-K
                         No reports on Form 8-K were filed in the fourth quarter of 1998.
---------------------------

                                    (1) Incorporated herein by reference to
                                    Partnership Exhibit A to the prospectus
                                    included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.

 .

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


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By:    Thomas J. Berthel/s/                                            Date:    March 25, 1999
   -----------------------------------------
Thomas J. Berthel
President, Chief Executive Officer

By Berthel Fisher & Company Leasing, Inc.

By:    Ronald O. Brendengen/s/                                         Date:    March 25, 1999
   -----------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer, Treasurer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Thomas J. Berthel/s/                                                   Date:    March 25, 1999
----------------------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Nancy L, Lowenberg/s/                                                  Date:    March 25, 1999
----------------------------------------------------
Nancy L. Lowenberg
Executive Vice President, General Mgr., Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Ronald O. Brendengen/s/                                                Date:    March 25, 1999
----------------------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer, Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Daniel P. Wegmann/s/                                                   Date:    March 25, 1999
----------------------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX



3,4    Amended and Restated Agreement of
       Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)


--------------------------------------------


(1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.