Form 10-Q/A
period 1998-03-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1999-04-05
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998            Commission File Number 0-21458

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

                       Yes   X       No
                          -----         ----
As of April 25, 1998, 67,742 Units were issued and outstanding. Based on the original sales price of $250 per Unit, the aggregate market value at April 25, 1998 was $16,935,500.

Introductory Note

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on May 13, 1998, and is being filed to reflect the restatement of the Registrant's financial statements (the" Restatement"). The Restatement reflects the financial statements for the quarterly period ended March 31, 1998, under the liquidation basis of accounting, pursuant to the Registrant's plan of liquidation. See Note D.

                   TELECOMMUNICATIONS INCOME FUND IX, L.P.

                                    INDEX


Part I.    FINANCIAL INFORMATION                                                                 Page
--------------------------------                                                                 ----

Item 1.    Financial Statements (unaudited)

                Statements of Net Assets - March 31, 1998, as restated
                (Liquidation Basis) and December 31, 1997 (Going Concern
                Basis)                                                                            4

                Statements of Income and Comprehensive Income (Going Concern
                Basis) three months ended March 31, 1998 and three months
                ended March 31, 1997                                                              5

                Statement of Changes in Net Assets, as restated (Liquidation Basis) -
                three months ended March 31, 1998                                                 6

                Statements of Cash Flows (Going Concern Basis) -
                three months ended March 31, 1998 and three months ended March 31, 1997           7

                Notes to Financial Statements                                                     8

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                        10



Part II.   OTHER INFORMATION
----------------------------


Item 1.         Legal proceedings                                                               12


Signatures                                                                                      13

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)

                                                                        (Liquidation Basis)     (Going Concern Basis)
                                                                          March 31, 1998          December 31, 1997
                                                                        As Restated (Note D)
                                                                        --------------------    ---------------------
                ASSETS

     Cash and cash equivalents                                            $    394,184           $    458,893
     Available-for-sale security                                                44,520                 65,389
     Net investment in direct financing leases
         and notes receivable                                               10,511,115             11,513,511
     Allowance for possible lease and loan losses                                  -0-             (1,922,056)
                                                                          ------------           ------------
     Direct financing leases and notes receivable, net (Note B)             10,511,115              9,591,455
     Equipment leased under operating leases, less accumulated
         depreciation of  $261,600 at December 31, 1997                        975,797              1,041,197
     Equipment held for sale                                                    40,145                 51,000
     Intangibles, less accumulated amortization of $9,258
         at December 31, 1997                                                      -0-                 48,582
     Other assets                                                              171,634                384,060
                                                                          ------------           ------------

TOTAL ASSETS                                                                12,137,395             11,640,576
                                                                          ------------           ------------

                LIABILITIES

LIABILITIES

     Line of credit agreement (Note C)                                         708,613                 50,557
     Trade accounts payable                                                      1,058                 17,336
     Due to affiliates                                                          17,914                 96,472
     Accrued expenses and other liabilities                                    215,669                202,272
     Lease security deposits                                                   335,133                365,752
     Reserve for estimated costs during the
         period of liquidation                                                 570,982                    -0-
                                                                          ------------           ------------

TOTAL LIABILITIES                                                            1,849,369                732,389
                                                                          ------------           ------------

NET ASSETS                                                                $ 10,288,026           $ 10,908,187
                                                                          ============           ============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)


                                                                                  Three Months Ended
                                                                        March 31, 1998          March 31, 1997
                                                                        --------------          --------------
Income:
     Lease income                                                         $    356,900           $    588,355
     Interest income                                                            11,544                  1,484
     Gain on lease terminations                                                  8,808                 12,130
     Other                                                                      24,768                  1,262
                                                                          ------------           ------------
Total Income                                                                   402,020                603,231
                                                                          ------------           ------------


Expenses:
     Management fees                                                            48,928                 77,235
     Administrative services                                                    23,866                 23,867
     Interest                                                                   16,817                 43,165
     Professional fees                                                          31,748                  2,931
     Provision for possible losses                                              64,711                 31,659
     Depreciation                                                               76,255                 77,405
     Other                                                                      45,572                 12,284
                                                                          ------------           ------------
Total expenses                                                                 307,897                268,546
                                                                          ------------           ------------

Net income                                                                      94,123                334,685

Other comprehensive income:
     Unrealized gain (loss) on
         available-for-sale security                                           (20,869)                 2,366
                                                                          ------------           ------------

Comprehensive income                                                      $     73,254           $    337,051
                                                                          ============           ============

Net income per partnership unit                                           $       1.39           $       4.93

Weighted average Partnership units outstanding                                  67,742                 67,902


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.

                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 1998




                                                                                             Net
                                                                                           Assets

-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                            $10,908,187

Net income                                                                                   94,123

Distributions                                                                              (508,064)

Withdrawal of limited partners                                                               (3,534)

Change in accumulated comprehensive loss                                                    (20,869)

Adjustment to liquidation basis (Note D)                                                   (181,817)
                                                                                        -----------
Balance at March 31, 1998                                                               $10,288,026
                                                                                        ===========



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

           STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS) (UNAUDITED)


                                                                                    Three Months Ended
                                                                          March 31, 1998            March 31, 1997
                                                                          --------------            --------------

OPERATING ACTIVITIES
Net income for period                                                     $     94,123           $    334,685
Adjustments to reconcile net income to net
      cash provided by operating activities:
Amortization of deferred organization costs                                      1,038                  1,038
Provision for possible losses                                                   64,711                 31,659
Depreciation                                                                    76,255                 77,405
Gain on lease terminations                                                      (8,808)               (12,130)
Changes in operating assets and liabilities:
(Increase) Decrease in other assets                                            (61,662)                23,946
Decrease in trade accounts payable
       excluding equipment purchase cost accrued                               (16,278)                (3,362)
Decrease in due to affiliates                                                  (78,558)               (25,315)
Increase (decrease) in accrued expenses                                         13,397                (22,755)
                                                                          ------------           ------------
Net cash provided by operating activities                                       84,218                405,171
                                                                          ------------           ------------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
       for direct financing leases                                          (1,085,333)            (1,739,542)
Repayments of direct financing leases                                          548,061                986,154
Proceeds from sale of direct financing leases                                  249,941                250,984
Security deposits collected                                                    (11,588)                 3,495
                                                                          ------------           ------------
Net cash used in investing activities                                         (298,919)              (498,909)
                                                                          ------------           ------------

FINANCING ACTIVITIES
Distributions paid to partners                                                (508,064)              (509,265)
Repayment of note payable                                                          -0-               (101,906)
Net proceeds from line-of-credit borrowings                                    658,056                369,548
                                                                          ------------           ------------
Net cash from financing activities                                             149,992               (241,623)
                                                                          ------------           ------------
Net (decrease) in cash and cash equivalents                                    (64,709)              (335,361)

Cash and cash equivalents at beginning of period                               458,893                497,144
                                                                          ------------           ------------
Cash and cash equivalents at end of period                                $    394,184           $    161,783
                                                                          ============           ============


Supplemental Disclosures
Cash paid during the period for interest                                  $     17,457           $     55,447

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

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements as of March 31, 1998 have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. See Note D.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

Components of the net investment in direct financing leases and notes receivable are as follows:

                                                                      (Liquidation Basis)    (Going Concern Basis)
                                                                        March  31, 1998        December 31, 1997
                                                                        -----------------      -----------------
Lease payments receivable                                                 $ 11,286,804           $ 12,427,455
Estimated unguaranteed residual values
        of leased equipment                                                  1,068,446              1,192,611
Unearned lease income                                                       (2,329,699)            (2,571,275)
Unamortized initial direct costs                                                27,014                 30,028
Notes receivable                                                               328,133                434,692
Allowance for possible losses                                                 (261,171)            (1,922,056)
Adjustment to estimated net realizable value                                   391,588                    -0-
                                                                          ------------           ------------
Net investment in direct financing
         leases and notes receivable                                      $ 10,511,115           $  9,591,455
                                                                          ============           ============

Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. During the past several months, the General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds which were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $1,596,739 at December 31, 1997, which is equal to the carrying value of the leases and advances associated with NACG. The Partnership foreclosed on the assets underlying the leases and charged-off the lease receivables to the specific allowance in February 1998.

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

NOTE D - RESTATEMENT

Subsequent to the issuance of the Partnership's Form 10-Q for the quarter ended March 31, 1998, the Partnership's management determined that since the Partnership had begun the orderly liquidation of Partnership assets on May 1, 1998, prior to the issuance of the Form 10-Q, the Partnership should have adopted the liquidation basis of accounting as of March 31, 1998. As a result, the financial statements have been restated as of March 31, 1998 from the going concern (historical cost) basis of accounting to reflect the net assets of the Partnership under the liquidation basis of accounting. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment as of March 31, 1998 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $181,817, which is included in the statement of changes in net assets for the period ended March 31, 1998. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

         Partners' equity as previously reported (going concern basis)                        $ 10,469,843
                                                                                              ------------
         Increase to reflect net realizable value of
               net investment in direct financing leases                                           391,588
         Write -off of intangible assets                                                           (2,423)
         Record estimated liabilities associated with
               carrying out the liquidation                                                      (570,982)
                                                                                              ------------
         Net decrease in carrying value                                                          (181,817)
                                                                                                 ---------
         Net assets as restated (liquidation basis)                                           $ 10,288,026
                                                                                              ============

A summary of the significant effects of the restatement is as follows:

                                                                     As
                                                             Previously                                 As
                                                               Reported                           Restated
AT MARCH 31, 1998
Total Assets                                               $ 11,748,230                       $ 12,137,395
Total Liabilities                                             1,278,387                          1,849,369
Total Partners' Equity                                       10,469,843                                -0-
Net Assets in Liquidation                                           -0-                         10,288,026

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
RESULTS OF OPERATIONS RESULTS OF OPERATIONS
-------------------------------------------

                                                                             Three Months Ended March 31
                                                                         1998                           1997
                                                                         ----                           ----
           Description:
           Lease income                                                 $356,900                      $588,355
           Management fees                                                48,928                        77,235
           Professional fees                                              31,748                         2,931
           Interest expense                                               16,817                        43,165
           Provision for possible losses                                  64,711                        31,659

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements as of March 31, 1998 have been restated from amounts previously reported to present the financial statements under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

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

The General Partner has established specific and general loss allowance as follows:

                                                                     March 31, 1998              March 31, 1997
                                                                     --------------              --------------

                 General Reserve                                          $256,096                  $254,477
                 Specific Reserve - UTS                                      5,075                     8,825
                 Specific Reserve - InnTouch/CCN                               -0-                    21,996
                                                                    --------------                ----------

                                                                          $261,171                  $285,298
                                                                    ==============                ==========


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

LIQUIDITY AND CAPITAL RESOURCES                                    Three Months Ended        Three Months Ended
                                                                     March 31, 1998            March 31, 1997
Major Cash Sources:
Principal portion of lease payments received                             $  548,061               $  986,154
Proceeds received on sale of leases                                         249,941                  250,984
Net proceeds from debt                                                      658,056                  267,642

Major Cash Uses:
Purchase of equipment and leases                                          1,085,333                1,739,542
Distributions to partners                                                   508,064                  509,265

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


                                     PART II

Item 1.      Legal Proceedings
             -----------------

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


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)


Date:    April 1, 1999                               Ronald O. Brendengen/s/
       -----------------                             --------------------------------------------------------
                                                     Ronald O. Brendengen, Chief Financial Officer, Treasurer


Date:    April 1, 1999                               Daniel P. Wegmann/s/
       -----------------                             --------------------------------------------------------
                                                     Daniel P. Wegmann, Controller
