Form 10-Q/A
period 1998-06-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1999-04-05
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

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

                   Yes  X       No
                       ----         ----
As of June 30, 1998, 67,742 Units were issued and outstanding. Based on the book value of $135.02 per Unit, the aggregate market value at June 30, 1998 was $9,146,690.

Introductory Note

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on August 13, 1998, and is being filed to reflect the restatement of the Registrant's financial statements (the" Restatement"). The Restatement reflects the financial statements for the quarterly period ended June 30, 1998, under the liquidation basis of accounting, pursuant to the Registrant's plan of liquidation. See Note E.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                    PAGE
--------------------------------                                                                    ----


ITEM 1.    Financial Statements (unaudited).

                  Statements of Net Assets - June 30, 1998, as restated (Liquidation Basis)
                  and December 31, 1997 (Going Concern Basis)                                          4

                  Statements of Income and Comprehensive Income (Going Concern
                  Basis) Three months ended June 30, 1997; three months ended
                  March 31, 1998 and six months ended June 30, 1997                                    5

                  Statement of Changes in Net Assets, as restated (Liquidation
                  Basis) three months ended June 30, 1998                                              7

                  Statements of Cash Flows -
                  six months ended June 30, 1998 and six months ended June 30, 1997                    8

                  Notes to financial statements                                                        9



ITEM 2.    Management's discussion and analysis of financial condition and results of operations       12



PART II.   OTHER INFORMATION
----------------------------

ITEM 1.    Legal proceedings                                                                           15



SIGNATURES                                                                                             16



                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)

                                                                 (Liquidation Basis)      (Going Concern Basis)
                                                                    June 30, 1998
                                                                 As Restated (Note E)       December 31, 1997
                                                                --------------------     ----------------------

ASSETS
     Cash and cash equivalents                                       $    263,640             $    458,893
     Available-for-sale security                                           55,650                   65,389
     Not readily marketable securities                                    191,600                      -0-
     Net investment in direct financing leases                          8,202,968               11,513,511
     Allowance for possible lease losses                                      -0-               (1,922,056)
                                                                     ------------             ------------
     Direct financing leases net (Note B)                               8,202,968                9,591,455
     Equipment leased under operating leases, less
         accumulated depreciation of  $261,600 at
         December 31, 1997 (Note C)                                       910,397                1,041,197
     Equipment held for sale                                               29,290                   51,000
     Intangibles, less accumulated amortization of
         $9,258 at December 31, 1997                                          -0-                   48,582
     Other assets                                                          98,865                  384,060
                                                                     ------------             ------------

TOTAL ASSETS                                                            9,752,410               11,640,576
                                                                     ------------             ------------


LIABILITIES

     Line of credit agreement (Note D)                                        -0-                   50,557
     Trade accounts payable                                                11,943                   17,336
     Due to affiliates                                                      2,697                   96,472
     Accrued expenses and other liabilities                               131,632                  202,272
     Lease security deposits                                              236,286                  365,752
     Reserve for estimated costs during
         the period of liquidation                                        462,080                      -0-
                                                                     ------------             ------------
Total Liabilities                                                         844,638                  732,389
                                                                     ------------             ------------


NET ASSETS                                                           $  8,907,772             $ 10,908,187
                                                                     ============             ============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (GOING CONCERN BASIS) (UNAUDITED)


                                                                 Three Months Ended
                                                                    June 30, 1997
                                                                    -------------
INCOME:

    Lease income                                                     $    591,120
    Interest income                                                         1,666
    Gain on lease terminations                                              6,392
    Other                                                                   4,900
                                                                     ------------
Total Income                                                              604,078
                                                                     ------------

EXPENSES:

    Management fees                                                        71,102
    Administrative services                                                21,955
    Interest                                                               52,761
    Professional fees                                                      38,200
    Provision for possible losses                                           7,264
    Depreciation                                                           77,149
    Other                                                                  27,911
                                                                     ------------
Total expenses                                                            296,342
                                                                     ------------
Net income                                                                307,736

Other comprehensive income:
    Unrealized gain on available
        for sale security                                                   4,104
                                                                     ------------
Comprehensive income                                                 $    311,840
                                                                     ============

Net income per partnership unit                                      $       4.53
                                                                     ============

Weighted average partnership units outstanding                             67,894

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        (GOING CONCERN BASIS) (UNAUDITED)


                                                                      Three Months Ended       Six Months Ended
                                                                         March 31, 1998          June 30, 1997
                                                                         --------------          -------------
       INCOME:

       Lease income                                                       $    356,900           $  1,179,475
       Interest income                                                          11,544                  3,150
       Gain on lease terminations                                                8,808                 18,522
       Other                                                                    24,768                  6,162
                                                                          ------------           ------------
Total Income                                                                   402,020              1,207,309
                                                                          ------------           ------------


EXPENSES:

       Management fees                                                          48,928                148,337
       Administrative services                                                  23,866                 45,822
       Interest                                                                 16,817                 95,926
       Professional fees                                                        31,748                 41,131
       Provision for possible losses                                            64,711                 38,923
       Depreciation                                                             76,255                154,554
       Other                                                                    45,572                 40,195
                                                                          ------------           ------------
Total expenses                                                                 307,897                564,888
                                                                          ------------           ------------

Net income                                                                      94,123                642,421

Other comprehensive income (loss):
       Unrealized gain (loss) on available
           for sale security                                                   (20,869)                 6,470
                                                                          ------------           ------------
Comprehensive income                                                      $     73,254           $    648,891
                                                                          ============           ============

Net income per partnership unit                                           $       1.39           $       9.46
                                                                          ============           ============

Weighted average partnership units outstanding                                  67,742                 67,898



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

             STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
                                   (UNAUDITED)

                        THREE MONTHS ENDED JUNE 30, 1998

                                                                                                  As Restated
                                                                                                     Note E
                                                                                                     ------

         NET ASSETS AS OF MARCH 31, 1998                                                        $ 10,288,026

                Income from direct financing leases                                                  219,533

                Interest and other income                                                             34,692

                Change in estimate of liquidation value of net assets,
                primarily equipment under operating lease                                            (65,123)

                Distributions to partners ($23.17 per unit)                                       (1,569,356)
                                                                                                ------------

         NET ASSETS AS OF JUNE 30, 1998                                                         $  8,907,772
                                                                                                ============

                                       7
See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Six Months Ended                   Six Months Ended
OPERATING ACTIVITIES                                                June 30, 1998                      June 30, 1997
                                                                    -------------                      -------------
Change in net assets excluding distributions,
    redemptions, and liquidation adjustments                       $     415,984                      $    642,421
Adjustments to reconcile to net cash
    provided by operating activities:
Amortization of deferred organization costs                                1,038                             2,076
Provision for possible losses                                             64,711                            38,923
Depreciation                                                              75,566                           154,554
Gain on lease terminations                                                (8,808)                          (18,522)
Changes in operating assets and liabilities:
(Increase) decrease in other assets                                       (6,509)                           37,830
Increase (decrease) in trade accounts payable
    excluding equipment purchase cost accrued                             (5,393)                           28,891
Decrease in due to affiliates                                            (93,775)                          (18,205)
Increase (decrease) in accrued expenses                                  (70,640)                          (48,530)
                                                                    ------------                      ------------
Net cash provided by operating activities                                372,174                           819,438
                                                                    ------------                      ------------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
    for direct financing leases                                       (1,085,333)                       (2,594,844)
Repayments of direct financing leases                                    554,848                         1,114,831
Proceeds from sale of direct financing leases                          2,178,294                           491,841
Net security deposits collected (repaid)                                 (87,259)                           34,127
                                                                    ------------                      ------------
Net cash provided by (used in) investing activities                    1,560,550                          (954,045)
                                                                    ------------                      -----------

FINANCING ACTIVITIES
Distributions paid to partners                                        (2,077,420)                         (509,208)
Redemption of partnership units                                              -0-                            (5,175)
Repayment of note payable                                                    -0-                          (203,989)
Net proceeds from line-of-credit borrowings                              (50,557)                           422,642
                                                                    ------------                      ------------
Net cash from  financing activities                                   (2,127,977)                         (295,730)
                                                                    ------------                      ------------
Net decrease in cash and cash equivalents                               (195,253)                         (430,337)
Cash and cash equivalents at beginning of period                         458,893                           497,144
                                                                  --------------                      ------------
Cash and cash equivalents at end of period                         $     263,640                      $     66,807
                                                                   =============                      ============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                           $      17,457                      $    104,576
Non-cash activities:
North American miscellaneous receivable write off                       (291,704)                                0
North American security deposits written off                              42,207                                 0
Notes receivable converted to investment in not
   readily marketable securities                                         191,600                                 0



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

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements as of and for the three months ended June 30, 1998 have been restated from amounts previously reported to present the financial statements under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. See Note E.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:

                                                            (Liquidation Basis)           (Going Concern Basis)
                                                                June 30, 1998               December 31, 1997
                                                           -----------------------          -----------------

       Lease payments receivable                                  $8,884,999                   $ 12,427,455
       Estimated unguaranteed residual values of
           leased equipment                                          808,881                      1,192,611
       Unearned lease income                                      (1,722,228)                    (2,571,275)
       Unamortized initial direct costs                               23,323                         30,028
       Notes receivable                                              217,321                        434,692
       Allowance for possible losses                                (233,875)                    (1,922,056)
       Notes receivable                                              224,547                            -0-
                                                                  ----------                     ----------
       Net investment in direct financing leases
           and notes receivable                                   $8,202,968                     $9,591,455
                                                                  ==========                     ==========

NOTE C - EQUIPMENT LEASED UNDER OPERATING LEASES

     In March, 1996, the Partnership exercised its right to manage the assets leased to In-Touch Communications, Inc. due to non-payment of lease receivables. The Partnership entered into a management agreement with Custom Communications Network ("CCN") to operate the route. Under this agreement, CCN was to pay the Partnership an amount based on a percent of CCN's monthly net cash proceeds from operating the route. The net investment in this lease at that time approximated $1,370,000. In 1996, a charge of $284,308 was made to the loss reserve to reflect what management estimated would be recoverable under this agreement. The agreement permitted the deferral of some payments that were due in 1997. Pursuant to the agreement, CCN used cash flow to add pay telephones to the business. Further, the Partnership's lease position was increased to include 71% of all of the telephones operated by CCN, including the telephones added as a result of the payment deferral. During the course of 1997, the number of payphones subject to this lease increased from approximately 330 to approximately 530. Based upon the normal industry value per installed pay telephone, the $906,397 carrying value of this lease is believed to be recoverable. CCN continues to operate the phone route as an operating lease described above. As of June 30, 1998, the number of payphones has increased to approximately 582. Until a definitive agreement or purchase commitment is received by the Partnership for the sale of these assets, it will be carried as an operating lease. To date, the Partnership has not been successful in finding a purchaser.

NOTE D - CREDIT ARRANGEMENTS

The Partnership had a line-of-credit agreement with a bank that expired April 30, 1998. The balance due on the agreement was fully paid off and will not be renewed.

NOTE E - RESTATEMENT

Subsequent to the issuance of the Partnership's Form 10-Q for the quarter ended June 30, 1998, the Partnership's management determined that since the Partnership had begun the orderly liquidation of Partnership assets on May 1, 1998, prior to the issuance of the Form 10-Q, the Partnership should have adopted the liquidation basis of accounting as of March 31, 1998. As a result, the financial statements have been restated as of March 31, 1998 from the going concern (historical cost) basis of accounting to reflect the net assets of the Partnership under the liquidation basis of accounting. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment as of June 30, 1998 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $238,918. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

         Partners' equity as previously reported (going concern basis)                         $ 9,146,690
                                                                                               -----------
         Increase to reflect net realizable value of
               net investment in direct financing leases                                           224,547
         Write-off of intangible assets                                                             (1,385)
         Record estimated liabilities associated with
               carrying out the liquidation                                                       (462,080)
                                                                                               -----------
         Net decrease in carrying value                                                           (238,918)
                                                                                                 ---------
         Net assets as restated (liquidation basis)                                            $ 8,907,772
                                                                                               ===========

A summary of the significant effects of the restatement is as follows:

                                                                     As
                                                             Previously                                 As
                                                               Reported                           Restated
AT JUNE 30, 1998
Total Assets                                                $ 9,529,248                        $ 9,752,410
Total Liabilities                                               382,558                            844,638
Total Partners' Equity                                        9,146,690                                -0-
Net Assets in Liquidation                                           -0-                          8,907,772

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS                           Three Months Ended June 30              Six Months Ended June 30
---------------------                           --------------------------              ------------------------
                                                  1998                1997                 1998             1997
                                                 -------            -------               -------         -------
    Description:
      Lease income                            $  219,533         $  591,120            $  576,433       $1,179,475
      Management fees                              9,901             71,102                58,829          148,337
      Interest expense                             5,403             52,761                22,220           95,926
      Professional Fees                           35,663             38,200                67,411           41,131
      Provision for possible losses                  -0-              7,264                64,711           38,923

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements as of and for the three months ended June 30, 1998 have been restated from amounts previously reported to present the financial statements under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Initial leases are expiring. As a result, both the size of the Partnership's portfolio and the amount of lease income are declining.

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

The Partnership has established specific and general loss allowance as follows:

                                                                      June 30, 1998                June 30, 1997
                                                                      -------------                -------------

                           General Reserve                                 $228,800                     $283,738
                           Specific Reserve - UTS                             5,075                        8,825
                                                                        -----------                  -----------
                                                                           $233,875                     $292,563

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------
Lease payments receivable of 31 or more days past due amounted to $776,861 (contract balance remaining of $3,597,133) at June 30, 1998. This represents 8.74% of the Partnership's lease payments receivable. The General Partner continues to monitor these leases and will take whatever steps are necessary to protect the Partnership's interest in these assets.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

LIQUIDITY AND CAPITAL RESOURCES
                                                                                    Six Months Ended
                                                                       June 30, 1998                 June 30, 1997


-------------------------------------------------------------------------------------------------------------------
Major Cash Sources:
-------------------
       Principal portion of lease payments received                    $    554,848                  $ 1,114,831
       Proceeds received on sale of leases                                2,178,294                      491,841
       Net proceeds from debt                                                   -0-                      218,653

Major Cash Uses:
----------------
       Purchase of equipment and leases                                   1,085,333                    2,594,844
       Distributions to partners                                          2,077,420                    1,018,473
       Net payments on debt                                                  50,557                          -0-


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


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)




Date:  April 1, 1999                          Ronald O. Brendengen/s/
       -------------                          --------------------------------------------------------
                                              Ronald O. Brendengen, Chief Financial Officer, Treasurer



Date:  April 1, 1999                          Daniel P. Wegmann/s/
       -------------                          --------------------------------------------------------
                                              Daniel P. Wegmann, Controller


