Form 10-Q/A
period 1998-09-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1999-04-05
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

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

Introductory Note

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on November 12, 1998, and is being filed to reflect the restatement of the Registrant's financial statements (the" Restatement"). The Restatement reflects the financial statements for the quarterly period ended September 30, 1998, under the liquidation basis of accounting, pursuant to the Registrant's plan of liquidation. See Note E.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                            PAGE
--------------------------------                                                                            ----


ITEM 1.    Financial Statements (unaudited)

                  Statement of Net Assets - September 30, 1998, as restated (Liquidation Basis)
                  and December 31, 1997 (Going Concern Basis)                                                  4

                  Statement of Income and Comprehensive Income (Going Concern Basis) -
                  three months ended September 30, 1997                                                        5

                  Statements of Income and Comprehensive Income (Going Concern Basis) -
                  three months ended March 31, 1998 and
                  nine months ended September 30, 1997                                                         6

                  Statement of Changes in Net Assets, as restated (Liquidation Basis) -
                  three and six months ended September 30, 1998                                                7

                  Statements of Cash Flows - nine months ended
                  September 30, 1998 and nine months ended September 30, 1997                                  8

                  Notes to financial statements                                                                9



ITEM 2.    Management's discussion and analysis of financial condition and results of operations              11


PART II.   OTHER INFORMATION

ITEM 1.    Legal proceedings                                                                                  14


SIGNATURES                                                                                                    15


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)


                                                               (Liquidation Basis)       (Going Concern Basis)
                                                               September 30, 1998
                                                              As Restated (Note E)         December 31, 1997
                                                              --------------------         -----------------
ASSETS
     Cash and cash equivalents                                    $    425,670                  $    458,893
     Available-for-sale security                                         2,087                        65,389
     Not readily marketable securities                                 191,600                           -0-
     Net investment in direct financing leases
          and notes receivable                                       5,231,808                    11,513,511
     Allowance for possible losses                                         -0-                    (1,922,056)
                                                                  ------------                  ------------
     Direct financing leases and notes receivable, net (Note B)      5,231,808                     9,591,455
     Equipment leased under operating leases, less
         accumulated depreciation of $261,600 at
         December 31, 1997 (Note C)                                    840,997                     1,041,197
     Equipment held for sale                                            18,436                        51,000
     Intangibles, less accumulated amortization of
         $9,258 at December 31, 1997                                       -0-                        48,582
     Other assets                                                       33,429                       384,060
                                                                  ------------                  ------------

TOTAL ASSETS                                                         6,744,027                    11,640,576
                                                                  ------------                  ------------


LIABILITIES
     Line of credit agreement (Note D)                                     -0-                        50,557
     Trade accounts payable                                              4,290                        17,336
     Due to affiliates                                                   2,696                        96,472
     Accrued expenses and other liabilities                             41,768                       202,272
     Lease security deposits                                           190,293                       365,752
     Reserve for estimated costs during the
         period of liquidation                                         351,505                           -0-
                                                                  ------------                  ------------
Total Liabilities                                                      590,552                       732,389
                                                                  ------------                  ------------


NET ASSETS                                                        $  6,153,475                  $ 10,908,187
                                                                  ============                  ============



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (GOING CONCERN BASIS) (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                     SEPTEMBER 30,1997
                                                     ------------------
           INCOME:
                    Lease income                            $480,725
                    Interest income                            5,150
                    Gain on lease terminations               468,399
                    Other                                     27,314
                                                            --------
           Total Income                                      981,588
                                                            --------


           EXPENSES:

                    Management fees                           74,856
                    Administrative services                   21,000
                    Interest                                  40,634
                    Professional fees                         27,000
                    Provision for possible losses             18,360
                    Depreciation                              76,254
                    Other                                     44,833
                                                            --------
           Total expenses                                    302,937
                                                            --------
           Net income                                        678,651

           Other comprehensive loss:
                    Unrealized loss on available
                        for sale security                        -0-
                                                            --------
           Comprehensive income                             $678,651
                                                            ========

           Net income per partnership unit                  $  10.00
                                                            ========

           Weighted average partnership units outstanding     67,879

See accompanying notes

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        (GOING CONCERN BASIS) (UNAUDITED)


                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                MARCH 31, 1998        SEPTEMBER 30, 1997
                                              ------------------      ------------------
INCOME:

       Lease income                              $  356,900            $1,660,200
       Interest income                               11,544                 8,300
       Gain on lease terminations                     8,808               486,921
       Other                                         24,768                33,476
                                                 ----------            ----------
       Total Income                                 402,020             2,188,897
                                                 ----------            ----------


EXPENSES:

       Management fees                               48,928               223,193
       Administrative services                       23,866                66,822
       Interest                                      16,817               136,560
       Professional fees                             31,748                68,131
       Provision for possible losses                 64,711                57,283
       Depreciation                                  76,255               230,808
       Other                                         45,572                85,028
                                                 ----------            ----------
Total expenses                                      307,897               867,825
                                                 ----------            ----------

Net income                                           94,123             1,321,072

Other comprehensive income (loss):
       Unrealized gain (loss) on available
           for sale security                        (20,869)                  -0-
                                                 ----------            ----------
Comprehensive income                             $   73,254            $1,321,072
                                                 ==========            ==========

Net income per partnership unit                  $     1.39            $    19.46
                                                 ==========            ==========

Weighted average partnership units outstanding       67,742                67,892

See accompanying notes.


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                    (LIQUIDATION BASIS) AS RESTATED (NOTE E)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             SEPTEMBER 30, 1998      SEPTEMBER 30, 1998
                                                             ------------------      ------------------
NET ASSETS AS OF BEGINNING OF PERIOD                           $  8,907,772            $ 10,288,026

      Income from direct financing leases                           228,268                 447,801

      Interest and other income                                      57,157                  91,849

      Change in estimate of liquidation value of net assets,
      primarily equipment under operating lease                     (79,818)               (144,941)

      Distributions to partners ($43.59 for quarter
            And $66.76 for six month period)                     (2,950,000)             (4,519,356)

      Withdrawals of limited partners                                (9,904)                 (9,904)
                                                               ------------            ------------


NET ASSETS AS OF SEPTEMBER 30, 1998                            $  6,153,475            $  6,153,475
                                                               ============            ============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          NINE MONTHS ENDED        NINE MONTHS ENDED
OPERATING ACTIVITIES                                      SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                          ------------------       ------------------
Change in net assets excluding distributions,
    redemptions, and liquidation adjustments                $   417,051               $ 1,321,072
Adjustments to reconcile to net cash
    provided by operating activities:
Amortization of deferred organization costs                       1,038                     3,115
Provision for possible losses                                    64,711                    57,283
Depreciation                                                     75,566                   230,808
Gain on lease terminations                                       (8,808)                 (486,921)
Changes in operating assets and liabilities:
(Increase) decrease in other assets                              58,927                    84,753
Increase (decrease) in trade accounts payable
    excluding equipment purchase cost accrued                   (13,046)                   49,266
Decrease  in due to affiliates                                  (93,776)                  (21,559)
Increase (decrease) in accrued expenses                        (160,504)                  (52,952)
                                                            -----------               -----------
Net cash provided by operating activities                       341,159                 1,184,865
                                                            -----------               -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
    for direct financing leases                              (1,085,333)               (3,200,429)
Repayments of direct financing leases                         1,322,741                 2,474,325
Proceeds from sale of direct financing leases                 4,652,930                 2,450,406
Advances on notes receivable                                        -0-                  (165,000)
Repayments of notes receivable                                      -0-                     2,495
Net security deposits repaid                                   (175,459)                   (7,909)
                                                            -----------               -----------
Net cash from investing activities                            4,714,879                 1,553,888
                                                            -----------               -----------

FINANCING ACTIVITIES
Distributions paid to partners                               (5,025,276)               (1,527,565)
Redemption of partnership units                                 (13,428)                   (5,175)
Repayment of note payable                                           -0-                  (845,189)
Net proceeds from (payments) on line-of-credit borrowings       (50,557)                 (377,072)
                                                            -----------               -----------
Net cash from financing activities                           (5,089,261)               (2,755,001)
                                                            -----------               -----------
Net decrease in cash and cash equivalents                       (33,223)                  (16,248)
Cash and cash equivalents at beginning of period                458,893                   497,144
                                                            -----------               -----------
Cash and cash equivalents at end of period                  $   425,670               $   480,896
                                                            ===========               ===========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                    $    22,220               $   149,623
Non-cash activities:
North American miscellaneous receivable write off              (291,704)                        0
North American security deposits written off                     42,207                         0
Notes receivable converted to investment
   in not readily marketable securities                         191,600                         0
Crescent lease buyout of Digital leases                       1,860,784                         0
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

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements as of and for the three and six months ended September 30, 1998 have been restated from amounts previously reported to present the financial statements under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. See Note E.


NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:


                                                             (Liquidation Basis)          (Going Concern Basis)
                                                             September 30, 1998             December 31, 1997
                                                             ------------------            -----------------
       Lease payments receivable                                 $ 5,607,324                    $12,427,455
       Estimated unguaranteed residual values of
           leased equipment                                          630,042                      1,192,611
       Unearned lease income                                      (1,152,809)                    (2,571,275)
       Unamortized initial direct costs                               18,978                         30,028
       Notes receivable                                              218,057                        434,692
       Allowance for possible losses                                (140,379)                    (1,922,056)
       Adjustment to estimated net realizable value                   50,595                          - 0 -
                                                                 -----------                     ----------
       Net investment in direct financing leases
           and notes receivable                                  $ 5,231,808                     $9,591,455
                                                                 ===========                     ==========

NOTE C - EQUIPMENT LEASED UNDER OPERATING LEASES

     In March, 1996, the Partnership exercised its right to manage the assets leased to In-Touch Communications, Inc. due to non-payment of lease receivables. The Partnership entered into a management agreement with Custom Communications Network ("CCN") to operate the route. Under this agreement, CCN was to pay the Partnership an amount based on a percent of CCN's monthly net cash proceeds from operating the route. The net investment in this lease at that time approximated $1,370,000. In 1996, a charge of $284,308 was made to the loss reserve to reflect what management estimated would not be recoverable under this agreement. Pursuant to the agreement, CCN used cash flow to add pay telephones to the business. During the course of the lease, the number of payphones subject to this lease increased from approximately 330 to approximately 582 at September 30, 1998. Based upon the normal industry per installed pay telephone, the $840,997 carrying value of this lease is believed to be recoverable. CCN continues to operate the phone route as an operating lease described above. Until a definitive agreement or purchase commitment is received by the Partnership for the sale of these assets, it will be carried as an operating lease. To date, the Partnership and CCN are actively pursuing the sale of the phone base with two interested parties. Additionally, two other companies have contacted the Partnership regarding their interest should a sale not be completed. Correspondence has been sent to CCN regarding the Partnership's interest in completing a sale by year end.

NOTE D - CREDIT ARRANGEMENTS

The Partnership had a line-of-credit agreement with a bank that expired April 30, 1998. The balance due on the agreement was fully paid off and will not be renewed.

NOTE E - RESTATEMENT

Subsequent to the issuance of the Partnership's Form 10-Q for the quarter ended September 30, 1998, the Partnership's management determined that since the Partnership had begun the orderly liquidation of Partnership assets on May 1, 1998, prior to the issuance of the first quarter Form 10-Q, the Partnership should have adopted the liquidation basis of accounting as of March 31, 1998. As a result the financial statements have been restated as of March 31, 1998 from the going concern (historical cost) basis of accounting to reflect the net assets of the Partnership under the liquidation basis of accounting. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment as of September 30, 1998 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $301,256. Significant increases (decreases) in the carrying value of net assets are summarized as follows:


             Partners' equity as previously reported (going concern basis)                     $ 6,454,731
                                                                                               -----------
             Increase to reflect net realizable value of net
                  investment in direct financing leases                                             50,595
             Write-off of intangible assets                                                          (346)
             Record estimated liabilities associated with
                  carrying out the liquidation                                                   (351,505)
                                                                                               -----------
             Net decrease in carrying value                                                      (301,256)
                                                                                               -----------
             Net assets as restated (liquidation basis)                                        $ 6,153,475
                                                                                               ===========


A summary of the significant effects of the restatement is as follows:


                                                                     As
                                                             Previously                                 As
                                                               Reported                           Restated
                                                            -----------                        -----------
AT SEPTEMBER 30, 1998
Total Assets                                                $ 6,693,778                        $ 6,744,027
Total Liabilities                                               239,047                            590,552
Total Partners' Equity                                        6,454,731                                -0-
Net Assets in Liquidation                                           -0-                          6,153,475

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS                               Three Months Ended                      Nine Months Ended
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


On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements as of and for the three and six months ended September 30, 1998 have been restated from amounts previously reported to present the financial statements under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Initial leases are expiring. The Partnership is required to dissolve and distribute all of its assets no later than December 31, 1999, or earlier, upon the occurrence of certain events. As a result, both the size of the Partnership's portfolio and the amount of lease income are declining.

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


LIQUIDITY AND CAPITAL RESOURCES                                                     Nine Months Ended
                                                                    September 30, 1998        September 30, 1997
-----------------------------------------------------------------------------------------------------------------
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


                                 TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                               (Registrant)




Date:  April 1, 1999                      Ronald O. Brendengen/s/
                                          --------------------------------------
                                          Chief Financial Officer, Treasurer




Date:  April 1, 1999                      Daniel P. Wegmann/s/
                                          --------------------------------------
                                          Daniel P. Wegmann, Controller