Form 10-Q
period 1999-03-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1999-05-12
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999           Commission File Number   0-21458
                                                                        -------

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

             Iowa                                       42-1367356
             ----                                       ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

       100 Second Street S.E., Cedar Rapids, Iowa       52401
       --------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)

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

As of April 27, 1999, 67,450 units were issued and outstanding. Based on the book value at March 31, 1999 of $30.66 per unit, the aggregate market value at April 27, 1999 was $2,068,017.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                                      INDEX


                                                                              Page
                                                                              ----
Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

                  Statements of Net Assets - March 31, 1999 and
                  December 31, 1998 (Liquidation Basis)                          3

                  Statement of Income and Comprehensive Income - three months
                  ended March 31, 1998 (Going Concern Basis)                     4

                  Statement of Changes in Net Assets - three months ended
                  March 31, 1999 (Liquidation Basis)                             5

                  Statements of Cash Flows - three months ended
                  March 31, 1999 and three months ended March 31, 1998           6

                  Notes to Financial Statements                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              9


Part II. OTHER INFORMATION

Item 1.  Legal proceedings                                                       9

Signatures                                                                      10


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                      STATEMENTS OF NET ASSETS (UNAUDITED)



                                                                         (Liquidation Basis)    (Liquidation Basis)
                                                                            March 31, 1999       December 31, 1998
                                                                          -----------------      -----------------
                ASSETS

     Cash and cash equivalents                                            $       122,755           $     711,589
     Available-for-sale securities                                                154,780                 112,403
     Not readily marketable equity security                                       191,600                 191,600
     Direct financing leases and notes receivable, net (Note B)                 1,184,943               1,424,765
     Equipment leased under operating leases, net of
      accumulated depreciation                                                    775,597                 775,597
     Due from affiliates                                                           45,000                     -0-
                                                                          ---------------         ---------------
TOTAL ASSETS                                                                    2,474,675               3,215,954
                                                                          ---------------         ---------------


                LIABILITIES

     Outstanding checks in excess of bank balance                                     -0-                  89,627
     Trade accounts payable                                                        48,965                   4,844
     Accrued expenses and other liabilities                                        91,482                  34,533
     Lease security deposits                                                       40,783                  65,370
     Reserve for estimated costs during the
         period of liquidation                                                    225,118                 300,000
                                                                          ---------------         ---------------

TOTAL LIABILITIES                                                                 406,348                 494,374
                                                                          ---------------         ---------------



NET ASSETS                                                                $     2,068,327         $     2,721,580
                                                                          ===============         ===============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                 March 31, 1998
                                                                 --------------
Income:
     Lease income                                                     $ 356,900
     Interest income                                                     11,544
     Gain on lease terminations                                           8,808
     Other                                                               24,768
                                                                    -----------
Total Income                                                            402,020
                                                                    -----------


Expenses:
     Management fees                                                     48,928
     Administrative services                                             23,866
     Interest                                                            16,817
     Professional fees                                                   31,748
     Provision for possible losses                                       64,711
     Depreciation                                                        76,255
     Other                                                               45,572
                                                                    -----------
Total expenses                                                          307,897
                                                                    -----------

Net income                                                               94,123

Other comprehensive loss:
     Unrealized loss on available-for-sale securities                   (20,869)
                                                                    -----------
Comprehensive income                                                 $   73,254
                                                                     ==========

Net income per partnership unit                                      $     1.39

Weighted average Partnership units outstanding                           67,742


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.

                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 1999






Net Assets at December 31, 1998                               $2,721,580

Income from direct financing leases                               53,470

Interest and other income                                         14,597

Distributions to partners                                       (760,000)

Withdrawals of limited partners                                  (12,132)

Change in estimate of liquidation value of net assets             50,812
                                                              ----------



Net Assets at March 31, 1999                                  $2,068,327
                                                              ==========


                                       5
See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                Three Months Ended
                                                                    March 31, 1999            March 31, 1998
                                                                    --------------            --------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals         $   68,067                $   94,123
Adjustments to reconcile to net cash from operating activities:
Amortization                                                                 -0-                     1,038
Provision for possible losses                                                -0-                    64,711
Depreciation                                                                 -0-                    76,255
Gain on lease terminations                                                   -0-                    (8,808)
Changes in operating assets and liabilities:
     Other assets                                                            -0-                   (61,662)
     Due from affiliates                                                 (45,000)                      -0-
     Outstanding checks in excess of bank balance                        (89,627)                      -0-
     Trade accounts payable
       excluding non-cash items                                           44,121                   (16,278)
     Due to affiliates                                                       -0-                   (78,558)
     Accrued expenses                                                     (3,051)                   13,397
     Reserve for estimated costs during the period of liquidation        (74,882)                      -0-
                                                                      ----------                ----------
Net cash from operating activities                                      (100,372)                   84,218
                                                                      ----------                ----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
       for direct financing leases                                           -0-                (1,085,333)
Repayments of direct financing leases and notes                          233,180                   548,061
Proceeds from sale of direct financing leases                             15,077                   249,941
Security deposits paid                                                   (24,587)                  (11,588)
                                                                      ----------                ----------
Net cash from investing activities                                       223,670                  (298,919)
                                                                      ----------                ----------

FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                          (712,132)                 (508,064)
Net proceeds from line-of-credit borrowings                                  -0-                   658,056
                                                                      ----------                ----------
Net cash from financing activities                                      (712,132)                  149,992
                                                                      ----------                ----------

Net decrease in cash and cash equivalents                               (588,834)                  (64,709)
Cash and cash equivalents at beginning of period                         711,589                   458,893
                                                                      ----------                ----------
Cash and cash equivalents at end of period                            $  122,755                $  394,184
                                                                      ==========                ==========

Supplemental Disclosures:
Cash paid during the period for interest                              $      -0-                $   17,457
Other changes in estimate of liquidation value of net assets               8,435                       -0-

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March, 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements as of and for the three month period ended March 31, 1999 have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

Components of the net investment in direct financing leases and notes receivable are as follows:

                                                             (Liquidation Basis)       (Liquidation Basis)
                                                                 March 31, 1999         December 31, 1998
                                                             -------------------       -------------------
         Lease payments receivable                                   $ 1,443,042               $ 1,758,160
         Estimated unguaranteed residual values
             of leased equipment                                         208,318                   232,568
         Unearned lease income                                          (262,140)                 (320,868)
         Unamortized initial direct costs                                  1,326                     1,628
         Notes receivable                                                 47,065                    53,867
         Allowance for possible losses                                  (121,008)                 (142,282)
         Adjustment to estimated net realizable value                   (131,660)                 (158,308)
                                                                     -----------               -----------
         Net investment in direct financing
             leases and notes receivable                             $ 1,184,943               $ 1,424,765
                                                                     ===========               ===========


Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. The General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds that were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $1,596,739 at December 31, 1997, which is equal to the carrying value of the leases and advances associated with NACG. The Partnership foreclosed on the assets underlying the leases and charged-off the lease receivables to the specific allowance in February 1998.

The Partnership and an affiliated partnership, Telecommunications Income Fund X, initiated a foreclosure action against NACG and the guarantors under the leases and advances seeking the sale of the assets and a judgment against NACG and the guarantors for any deficiency. The Partnership received a settlement of $45,000 in the first quarter of 1999, and credited this to the allowance for possible loan and lease losses.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements as of and for the three months ended March 31, 1999 have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $68,067 in income from direct financing leases and notes receivable during the first quarter of 1999 which represents an annualized yield on average leases and notes receivable balances of approximately 17%. Also, management increased its estimate of the liquidation value of net assets during the first quarter of 1999 by $50,812, primarily due to the increased market value of the Partnership's marketable securities. The Partnership has accrued the estimated expenses of liquidation, which is $225,118 at March 31, 1999. The General Partner reviews this estimate and will adjust quarterly, as needed. The Partnership will continue to make distributions to the partners as leases and notes receivable are collected or sold and other assets are sold.

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

At March 31, 1999, eight customers were past due over 90 days. The contract balance remaining on these contracts at March 31, 1999 was $143,953, while the Partnership's net investment in these contracts was $128,390. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, representing approximately 85% of the portfolio at March 31, 1999. Three lessees account for approximately 72% of the Partnership's portfolio at March 31, 1999.

YEAR 2000 ISSUE: The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Partnership does not expect the cost to address the Year 2000 issue to be material since it is scheduled to terminate by December 31, 1999.

The Partnership has not yet determined whether the Year 2000 issue has been addressed by all of its customers. If the Partnership's customers have not addressed this issue, it could lead to non-payment of amounts owed to the Partnership. The Partnership has contacted its customers regarding this issue and will continue to contact its customers about this issue in 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                  (Registrant)


Date: 5/11/1999                    /s/ Ronald O. Brendengen
                                   ---------------------------------------------------------
                                   Ronald O. Brendengen, Chief Financial Officer, Treasurer


Date: 5/11/1999                    /s/ Daniel P. Wegmann
                                   ---------------------------------------------------------
                                   Daniel P. Wegmann, Controller

