Form 10-Q
period 1999-06-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1999-08-11
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 1999 Commission File Number 0-21458

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Iowa                                    42-1367356
                 ----                                    ----------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

             100 Second Street S.E., Cedar Rapids, Iowa       52401
             -------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

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

As of August 3, 1999, 67,450 units were issued and outstanding. Based on the book value of $28.90 per unit, the aggregate market value at August 3, 1999 was $1,949,305.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                                      INDEX


PART I.  FINANCIAL INFORMATION
--------------------------------


ITEM 1.  Financial Statements (unaudited).

              Statements of Net Assets - June 30, 1999 and
              December 31, 1998 (Liquidation Basis)                                                 3

              Statement of Income and Comprehensive Income -
              three months ended March 31, 1998 (Going Concern Basis)                               4

              Statements of Changes in Net Assets - three months ended June
              30, 1998 and three and six months ended June 30, 1999
              (Liquidation Basis)                                                                   5

              Statements of Cash Flows - six months ended June 30, 1999
              and six months ended June 30, 1998                                                    6

              Notes to Financial Statements                                                         7



ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      8

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                 9


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  Legal proceedings                                                                          9



SIGNATURES                                                                                          10

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)

                                                                      (Liquidation Basis)       (Liquidation Basis)
                                                                         June 30, 1999           December 31, 1998
                                                                         -------------           -----------------
ASSETS

     Cash and cash equivalents                                           $     466,921             $     711,589
     Available-for-sale securities                                             111,527                   112,403
     Not readily marketable equity security                                    191,600                   191,600
     Direct financing leases and notes receivable, net (Note B)                673,126                 1,424,765
     Equipment leased under operating leases                                   775,597                   775,597
                                                                         -------------             -------------

TOTAL ASSETS                                                                 2,218,771                 3,215,954
                                                                         -------------             -------------


LIABILITIES

     Outstanding checks in excess of bank balance                                  -0-                    89,627
     Trade accounts payable                                                     27,191                     4,844
     Accrued expenses and other liabilities                                     30,700                    34,533
     Lease security deposits                                                    37,233                    65,370
     Reserve for estimated costs during the
        period of liquidation                                                  174,142                   300,000
                                                                         -------------             -------------

TOTAL LIABILITIES                                                              269,266                   494,374
                                                                         -------------             -------------


NET ASSETS                                                               $   1,949,505             $   2,721,580
                                                                         =============             =============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                             March 31, 1998
                                                             --------------

Income:
    Lease income                                             $     356,900
    Interest income                                                 11,544
    Gain on lease terminations                                       8,808
    Other                                                           24,768
                                                             -------------
Total Income                                                       402,020
                                                             -------------


Expenses:
    Management fees                                                 48,928
    Administrative services                                         23,866
    Interest                                                        16,817
    Professional fees                                               31,748
    Provision for possible losses                                   64,711
    Depreciation                                                    76,255
    Other                                                           45,572
                                                             -------------
Total expenses                                                     307,897
                                                             -------------

Net income                                                          94,123

Other comprehensive loss:
    Unrealized loss on available-for-sale securities               (20,869)
                                                             -------------

Comprehensive income                                         $      73,254
                                                             =============

Net income per partnership unit                              $        1.39
                                                             =============

Weighted average partnership units outstanding                      67,742
                                                             =============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)


                                                       THREE MONTHS ENDED    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30, 1998         JUNE 30, 1999          JUNE 30, 1999
                                                       ------------------    ------------------     ----------------

NET ASSETS AS OF BEGINNING OF PERIOD                    $   10,288,026          $  2,068,327         $    2,721,580

Income from direct financing leases                            219,533                39,445                 92,915

Interest and other income                                       34,692                 2,850                 17,447

Distributions to partners                                   (1,569,356)             (135,000)              (895,000)

Withdrawals of limited partners                                    -0-                   -0-                (12,132)

Change in estimate of liquidation value of net assets          (65,123)              (26,117)                24,695
                                                        --------------          ------------         --------------


NET ASSETS AT END OF PERIOD                                  8,907,772          $  1,949,505         $    1,949,505
                                                        ==============          ============         ==============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                               ----------------
                                                                   June 30, 1999              June 30, 1998
                                                                   -------------              -------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals      $     110,362             $      415,984
Adjustments to reconcile to net cash from operating activities:
    Amortization                                                             -0-                      1,038
    Provision for possible losses                                            -0-                     64,711
    Depreciation                                                             -0-                     75,566
    Gain on lease terminations                                               -0-                     (8,808)
Changes in operating assets and liabilities:
    Other assets                                                             -0-                     (6,509)
    Outstanding checks in excess of bank balance                         (89,627)                       -0-
    Trade accounts payable
       excluding non-cash items                                           22,347                     (5,393)
    Due to affiliates                                                        -0-                    (93,775)
    Accrued expenses                                                      (3,833)                   (70,640)
    Reserve for estimated costs during the period of liquidation        (125,858)                       -0-
                                                                   -------------             --------------
Net cash from operating activities                                       (86,609)                   372,174
                                                                   -------------             --------------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
    for direct financing leases                                              -0-                 (1,085,333)
Repayments of direct financing leases and notes                          278,660                    554,848
Proceeds from sale of direct financing leases                            498,550                  2,178,294
Security deposits paid                                                   (28,137)                   (87,259)
                                                                   -------------             --------------
Net cash from investing activities                                       749,073                  1,560,550
                                                                   -------------             --------------

FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                          (907,132)                (2,077,420)
Net payments on line-of-credit                                               -0-                    (50,557)
                                                                   -------------             --------------
Net cash from financing activities                                      (907,132)                (2,127,977)
                                                                   -------------             --------------

Net decrease in cash and cash equivalents                               (244,668)                  (195,253)
Cash and cash equivalents at beginning of period                         711,589                    458,893
                                                                   -------------             --------------
Cash and cash equivalents at end of period                         $     466,921             $      263,640
                                                                   =============             ==============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                           $         -0-             $       17,457
North American miscellaneous receivable write off                            -0-                   (291,704)
North American security deposits written off                                 -0-                     42,207
Notes receivable converted to investment in
    not readily marketable equity security                                   -0-                    191,600
Change in estimate of liquidation value of net assets-
    primarily leases                                                      24,695                        -0-

See accompanying notes.

TELECOMMUNICATIONS INCOME FUND IX, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements beginning with the second quarter of 1998 have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

Components of the net investment in direct financing leases and notes receivable are as follows:

                                                            (Liquidation Basis)       (Liquidation Basis)
                                                               June 30, 1999           December 31, 1998
                                                               -------------           -----------------
       Lease payments receivable                              $      860,659            $    1,758,160
       Estimated unguaranteed residual values of
         leased equipment                                            111,844                   232,568
       Unearned lease income                                        (155,123)                 (320,868)
       Unamortized initial direct costs                                1,112                     1,628
       Notes receivable                                               39,360                    53,867
       Allowance for possible losses                                (109,933)                 (142,282)
       Adjustment to estimated net realizable value                  (74,793)                 (158,308)
                                                              --------------            --------------
       Net investment in direct financing leases
         and notes receivable                                 $      673,126            $    1,424,765
                                                              ==============            ==============

Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. The General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds that were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $1,596,739 at December 31, 1997, which was equal to the carrying value of the leases and advances associated with NACG. The Partnership foreclosed on the assets underlying the leases and charged-off the lease receivable to the specific allowance in February 1998.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements beginning with the second quarter of 1998 have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $42,295 in income from direct financing leases, notes receivable, interest and other income during the second quarter of 1999. Income from these sources totalled $110,362 for the first six months of 1999. Also, management decreased its estimate of the liquidation value of net assets during the second quarter of 1999 by $26,117. This change in estimate was due to several factors including the decreased market value of the Partnership's marketable securities, losses on the termination of leases, and an increase in the estimated net realizable value of the remaining lease and notes receivable portfolio. The return on average net assets, including the change in estimate of liquidation value of net assets, was 11.6% on an annualized basis for the six months ended June 30, 1999. The Partnership has accrued the estimated expenses of liquidation, which is $174,142 at June 30, 1999. The General Partner reviews this estimate and will adjust quarterly, as needed. The Partnership will continue to make distributions to the partners as leases and notes receivable are collected or sold and other assets are sold.

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

At June 30, 1999, four customers were past due over 90 days. The contract balance remaining on these contracts at June 30, 1999 was $422,088, while the Partnership's net investment in these contracts was

$335,294. One of the four customers has two contracts with a total contract balance remaining on the two contracts of $312,321 and a net investment of $235,955. This customer is in the process of negotiating financing with a major lending institution, and as such, the Partnership has not established reserves for this particular customer as of June 30, 1999. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, representing approximately 78% of the portfolio at June 30, 1999. Two lessees account for approximately 59% of the Partnership's portfolio at June 30, 1999.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In December 1998, the Partnership, Telecommunications Income Fund X, the General Partner, North American Communications Group ("NACG"), and others filed a suit against Shelby County, Tennessee ("County"). The County removed that suit from Tennessee State Court to Federal Court. The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County has filed an answer and discovery is proceeding. The Partnership has hired an expert to review specific information concerning this lawsuit. Once that examination is finalized, the Partnership can then make a determination of how to proceed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: August 9, 1999            /s/ Ronald O. Brendengen
      --------------            ----------------------------------------------
                                Ronald O. Brendengen, Chief Financial Officer,
                                Treasurer



Date: August 9, 1999            /s/ Daniel P. Wegmann
      --------------            ----------------------------------------------
                                Daniel P. Wegmann, Controller