Form 10-Q
period 1999-09-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 1999-11-12
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999 Commission File Number 0-21458

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

                100 Second Street S.E., Cedar Rapids, Iowa 52401
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes X No___

As of November 2, 1999, 67,274 units were issued and outstanding. Based on the book value of $21.40 per unit, the aggregate market value at November 2, 1999 was $1,439,664.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                        PAGE
--------------------------------                                                                        ----
ITEM 1.    Financial Statements (unaudited).

                  Statements of Net Assets - September 30, 1999 and
                  December 31, 1998 (Liquidation Basis)                                                   3

                  Statement of Income and Comprehensive Income -
                  three months ended March 31, 1998 (Going Concern Basis)                                 4

                  Statements of Changes in Net Assets - three and six months ended
                  September 30, 1998 and three and nine months ended September 30, 1999
                  (Liquidation Basis)                                                                     5

                  Statements of Cash Flows - nine months ended September 30, 1999
                  and nine months ended September 30, 1998                                                6

                  Notes to Financial Statements                                                           7



ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations          8

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                                     10


PART II.   OTHER INFORMATION
----------------------------

ITEM 1.    Legal Proceedings                                                                              10



SIGNATURES                                                                                                11

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)

                                                                     (Liquidation Basis)        (Liquidation Basis)
                                                                     September 30, 1999          December 31, 1998
                                                                     ------------------          -----------------
ASSETS

     Cash and cash equivalents                                           $     352,260             $     711,589
     Available-for-sale securities                                             113,492                   112,403
     Not readily marketable equity security                                    191,600                   191,600
     Direct financing leases and notes receivable, net (Note B)                389,640                 1,424,765
     Equipment leased under operating leases                                   775,597                   775,597
                                                                         -------------             -------------

TOTAL ASSETS                                                                 1,822,589                 3,215,954
                                                                         -------------             -------------


LIABILITIES

     Outstanding checks in excess of bank balance                              176,654                    89,627
     Trade accounts payable                                                     28,519                     4,844
     Accrued expenses and other liabilities                                     29,245                    34,533
     Lease security deposits                                                    21,670                    65,370
     Reserve for estimated costs during the
        period of liquidation                                                  126,818                   300,000
                                                                         -------------             -------------

TOTAL LIABILITIES                                                              382,906                   494,374
                                                                         -------------             -------------

NET ASSETS                                                               $   1,439,683             $   2,721,580
                                                                         =============             =============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                   MARCH 31, 1998
                                                                                                 ------------------

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

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)


                                           THREE MONTHS         SIX MONTHS        THREE MONTHS         NINE MONTHS
                                               ENDED               ENDED              ENDED               ENDED
                                        SEPTEMBER 30, 1998  SEPTEMBER 30, 1998 SEPTEMBER 30, 1999  SEPTEMBER 30, 1999
                                        ------------------  ------------------ ------------------  ------------------
NET ASSETS AS OF
BEGINNING OF PERIOD                       $   8,907,772       $  10,288,026       $   1,949,505      $    2,721,580

Income from direct financing leases             228,268             447,801              25,206             118,121

Interest and other income                        57,157              91,849               4,339              21,786

Distributions to partners                   (2,950,000)         (4,519,356)           (570,000)         (1,465,000)

Withdrawals of limited partners                 (9,904)             (9,904)             (5,087)            (17,219)

Change in estimate of liquidation
value of net assets                            (79,818)           (144,941)              35,720              60,415
                                          -------------       -------------       -------------      --------------


NET ASSETS AT END OF PERIOD               $   6,153,475       $   6,153,475       $   1,439,683      $    1,439,683
                                          =============       =============       =============      ==============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                    -----------------
                                                                 SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998
                                                                 ------------------                 ------------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals     $      139,907                     $      417,051
Adjustments to reconcile to net cash from operating activities:
    Amortization                                                             -0-                              1,038
    Provision for possible losses                                            -0-                             64,711
    Depreciation                                                             -0-                             75,566
    Gain on lease terminations                                               -0-                            (8,808)
Changes in operating assets and liabilities:
    Other assets                                                             -0-                             58,927
    Outstanding checks in excess of bank balance                          87,027                                -0-
    Trade accounts payable
       excluding non-cash items                                           23,675                           (13,046)
    Due to affiliates                                                        -0-                           (93,776)
    Accrued expenses                                                     (5,288)                          (160,504)
    Reserve for estimated costs during the period of liquidation       (173,182)                                -0-
                                                                  --------------                     --------------
Net cash from operating activities                                        72,139                            341,159
                                                                  --------------                     --------------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment
    for direct financing leases                                              -0-                        (1,085,333)
Repayments of direct financing leases and notes                          348,033                          1,322,741
Proceeds from sale of direct financing leases                            746,418                          4,652,930
Security deposits paid                                                  (43,700)                          (175,459)
                                                                  --------------                     --------------
Net cash from investing activities                                     1,050,751                          4,714,879
                                                                  --------------                     --------------

FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                       (1,482,219)                        (5,038,704)
Net payments on line-of-credit                                               -0-                           (50,557)
                                                                  --------------                     --------------
Net cash from financing activities                                   (1,482,219)                        (5,089,261)
                                                                  --------------                     --------------

Net decrease in cash and cash equivalents                              (359,329)                           (33,223)
Cash and cash equivalents at beginning of period                         711,589                            458,893
                                                                  --------------                     --------------
Cash and cash equivalents at end of period                        $      352,260                     $      425,670
                                                                  ==============                     ==============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                          $          -0-                     $       22,220
North American miscellaneous receivable write-off                            -0-                          (291,704)
North American security deposits written off                                 -0-                             42,207
Notes receivable converted to investment in
    not readily marketable equity security                                   -0-                            191,600
Crescent lease buyout of Digital leases                                      -0-                          1,860,784
Change in estimate of liquidation value of net assets                     60,415                          (144,941)

See accompanying notes.

TELECOMMUNICATIONS INCOME FUND IX, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

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

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

Components of the net investment in direct financing leases and notes receivable are as follows:

                                                             (Liquidation Basis)           (Liquidation Basis)
                                                             September 30, 1999             December 31, 1998
                                                             ------------------             -----------------
       Lease payments receivable                              $      585,226                 $    1,758,160
       Estimated unguaranteed residual values of
           leased equipment                                           44,645                        232,568
       Unearned lease income                                       (111,926)                      (320,868)
       Unamortized initial direct costs                                  730                          1,628
       Notes receivable                                               32,029                         53,867
       Allowance for possible losses                               (117,772)                      (142,282)
       Adjustment to estimated net realizable value                 (43,292)                      (158,308)
                                                              --------------                 --------------
       Net investment in direct financing leases
           and notes receivable                               $      389,640                 $    1,424,765
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

The Partnership and an affiliated partnership, Telecommunications Income Fund X, initiated a foreclosure action against NACG and the guarantors under the leases and advances seeking the sale of the assets and a judgment against NACG and the guarantors for any deficiency. The Partnership received $45,000 in the first quarter of 1999 from the sale of assets recovered to date, and credited this to the allowance for possible loan and lease losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $29,545 in income from direct financing leases, notes receivable, interest and other income during the third quarter of 1999. Income from these sources totalled $139,907 for the first nine months of 1999. Also, management increased its estimate of the liquidation value of net assets during the third quarter of 1999 by $35,720, primarily due to an increase in the estimated net realizable value of the remaining lease and notes receivable portfolio. The return on average net assets, including the change in estimate of liquidation value of net assets, was 12.8% on an annualized basis for the nine months ended September 30, 1999. The Partnership has accrued the estimated expenses of liquidation, which is $126,818 at September 30, 1999. The General Partner reviews this estimate and will adjust quarterly, as needed. The Partnership will continue to make distributions to the partners as leases and notes receivable are collected or sold and other assets are sold.

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

At September 30, 1999, three customers were past due over 90 days. The contract balance remaining on these contracts at September 30, 1999 was $330,896, while the Partnership's net investment in these contracts was $254,310. One of the three customers has two contracts with a total contract balance remaining on the two contracts of $299,308 and a net investment of $222,942. This customer is in the process of negotiating financing, and as such, the Partnership has not established reserves for this particular customer as of September 30, 1999. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and computer equipment, representing approximately 71% and 13%, respectively, of the portfolio at September 30, 1999. One lessee, who is past due over 90 days, as mentioned above, accounts for approximately 43% of the Partnership's portfolio at September 30, 1999.

On October 4, 1999, the Partnership mailed proxy materials to limited partners, asking them to consider and vote to approve an amendment to the partnership agreement to extend the term of the Partnership to December 31, 2005. The General Partner believes this extension is necessary to receive the true value of the remaining assets upon liquidation. The meeting is to be held November 11, 1999 at which time the votes will be tabulated.

YEAR 2000 ISSUE: The Partnership recognizes that the arrival of the year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The costs of ensuring systems are compatible with the year 2000 are not believed to be material. The Partnership has determined that the software it utilizes in its operations is compatible with the Year 2000. The Partnership utilizes an unrelated third party for lease servicing. This third party vendor has been contacted and it has been determined that their lease servicing application is Year 2000 compliant. A written confirmation regarding compliance of this application has been received from the software developer. There are no non-information technology processes that the Partnership has identified which would affect its operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, customers, and others, is ongoing. At present the Partnership does not contemplate that any specific charges will be incurred for this assessment or any other costs directly related to fixing year 2000 issues, and if there are any related expenditures, does not expect them to be significant.

The Partnership is assessing the impact of the year 2000 issue on information technology and non-information technology systems used by lessees. No lessee is contractually obligated to become year 2000 compliant or to disclose their capabilities to the Partnership. The Partnership has not yet determined whether the year 2000 issue has been addressed by all of its customers. The Partnership has contacted some of its customers and will continue to contact its customers in 1999. In a worst case scenario, the inability of lessees to be year 2000 compliant could result in delayed or no payment of amounts due to the Partnership. The Partnership has no contingency plans at this time to alleviate this worst case scenario should it be encountered.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

EQUITY PRICE SENSITIVITY

The table provides information about the Partnership's marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value of marketable equity securities at September 30, 1999.

                                                         Carrying Amount                     Fair Value
                                                         ---------------                     -------------
         Common Stock-Company A                           $      112,379                     $     112,379
         Common Stock-Company B                                    1,113                             1,113
                                                          --------------                     -------------
         Total                                            $      113,492                     $     113,492
                                                          ==============                     =============

The Partnership's primary market risk exposure with respect to marketable equity securities is equity price. The Partnership's general strategy in owning marketable equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. In addition to the marketable equity securities, the Partnership also holds a not readily marketable equity security, and carried this security at $191,600 at September 30, 1999. The primary risk of the securities held is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investments are in emerging companies, the equity prices can be volatile. At September 30, 1999, the total amount at risk was $305,092.




                                     PART II
ITEM 1.  LEGAL PROCEEDINGS
         -----------------

In December 1998, the Partnership, Telecommunications Income Fund X, the General Partner, North American Communications Group ("NACG"), and others filed a suit against Shelby County, Tennessee ("County"). The County removed that suit from Tennessee State Court to Federal Court. The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery has been completed. An expert hired by the Partnership has concluded that based on the facts discovered it is unlikely that the Partnership and the rest of the plaintiffs would prevail in the litigation for wrongful termination of the pay phone contract and racial discrimination against the County. Therefore, it was determined it was not economical to continue to spend Partnership funds in an effort to obtain additional information or to continue the lawsuit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: November 10, 1999    Ronald O. Brendengen/s/
      -----------------    -----------------------------------------------------
                           Ronald O. Brendengen, Chief Financial
                           Officer, Treasurer



Date: November 10, 1999    Daniel P. Wegmann/s/
      -----------------    -----------------------------------------------------
                           Daniel P. Wegmann, Controller