Form 10-K405
period 1999-12-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2000-03-29
CIK 874394

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____.

                        Commission file number - 0-21458.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
             (Exact name of registrant as specified in its charter)

             Iowa                                           42-1367356
------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                     701 Tama Street, Marion, Iowa        52302
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 319-447-5700

        Securities registered pursuant to Section 12(b) of the Act: NONE

                Securities pursuant to section 12(g) of the Act:

                   Limited Partnership Interests (the "Units")
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 8, 2000, 67,224 units were issued and outstanding. Based on the book value of $17.69 per unit at December 31, 1999, the aggregate market value at March 8, 2000 was $1,189,193.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the prospectus included in the Partnership's Post Effective Amendment No. 4 to the Registration Statement on Form S-1 filed December 22, 1992 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                          PAGE

                                                     PART I

Item 1            Business.......................................................................            3
Item 2            Properties.....................................................................            4
Item 3            Legal Proceedings..............................................................            4
Item 4            Submission of Matters to a Vote of Unit Holders................................            5

                                                    PART II

Item 5            Market for the Registrant's
                  Common Equity and Related Stockholders Matters.................................            6
Item 6            Selected Financial Data........................................................            6
Item 7            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................            7
Item 7A           Quantitative and Qualitative Disclosures About Market Risk.....................            9
Item 8            Financial Statements and Supplementary Data....................................           10
Item 9            Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................           28

                                                    PART III

Item 10           Directors and Executive Officers of the Registrant.............................           28
Item 11           Executive Compensation.........................................................           29
Item 12           Security Ownership of Certain
                  Beneficial Owners and Management...............................................           30
Item 13           Certain Relationships and Related Transactions.................................           30

                                                    PART IV

Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K................           31

                  SIGNATURES.....................................................................           32
                  EXHIBIT INDEX..................................................................           33

                                     PART I

ITEM 1.  BUSINESS

Telecommunications Income Fund IX, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 2, 1991. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

The Partnership began offering Units to the public on October 31, 1991 and continued to offer Units to the public through April 30, 1993.

The Partnership was originally scheduled to dissolve by December 31, 1999. However, in November, 1999, the partners voted to extend the Partnership until December 31, 2005 (see Item 4 for detailed results of the proxy vote) unless dissolved sooner due to the occurrence of any of the following events: (i) the vote by limited partners owning a majority of the Partnership in accordance with the Partnership Agreement; (ii) the withdrawal, bankruptcy, or dissolution and liquidation or other cessation to exist as a legal entity of the General Partner (unless any successor general partner elected in accordance with the provisions of the Partnership Agreement elects to continue the business of the Partnership); (iii) the final distribution of all liquidating distributions among the limited partners pursuant to the Partnership Agreement; or (iv) the sale or disposition of all or substantially all of the assets of the Partnership without the subsequent reinvestment in equipment.

The principle objective of the Partnership is to obtain the maximum available economic return from its investment in equipment leases to unaffiliated third parties with a view toward: (i) generating cash flow from operations, with the intent to make distributions during the Operating Phase (the period which ended when the General Partner elected to begin the liquidation of the Partnership assets); (ii) reinvesting (during the Operating Phase) any undistributed cash flow from operations in additional equipment to be leased to increase the Partnership's assets; (iii) obtaining the residual values of equipment upon sale; (iv) obtaining value from sales of the Partnership's lease portfolio upon entering the Liquidating Phase (the period during which the General Partner will liquidate the Partnership assets); and (v) providing cash distributions to the partners during the liquidating phase.

The Partnership entered the liquidation phase on May 1, 1998 and must be dissolved by December 31, 2005. During the liquidation process, the orderly collection of lease payments will continue. Also, early payoff of leases and sales of equipment will be a priority. If leases can be sold for an adequate return to the investor, the sale of lease receivables will be pursued. Proceeds from the sale of net assets, including the sale of any portion of the lease portfolio, will be distributed to Partners.

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

The Partnership's equipment leases are concentrated in the pay telephone industry representing approximately 72%, 85%, and 60% of the Partnership's direct finance lease portfolio at December 31, 1999, 1998, and 1997, respectively. In 1999, three customers accounted for 64.6% of the Partnership's income from direct financing leases. Telephone Operating Systems, Inc., Alpha Tel-Com, and Murdock Communications Corporation ("Murdock") accounted for 30.6%, 22.2%, and 11.8% of the income from direct financing leases, respectively.

The leasing industry is very competitive and the Partnership has fewer assets than some of its major competitors. The principal methods of competition include service and price (interest rate). The Partnership operates in one segment.

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


ITEM 2.  PROPERTIES

The Partnership does not own or lease any real estate. The Partnership's materially important properties consist entirely of equipment under lease, as described in Item 1.

ITEM 3.  LEGAL PROCEEDINGS

Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The litigation is on hold until the trustee makes a decision, then the Motion for Summary Judgement must be responded to.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

On November 11, 1999, a special meeting of the limited partners was held to vote on extending the Partnership past its originally scheduled liquidation date of December 31, 1999. The proposal to extend the Partnership to December 31, 2005 was passed with 60.17% of the units outstanding voting for the proposal. The results of the vote were as follows:

                                                   Votes                  Percentage
                                                 ---------               -----------
                      Voting "For"                  40,481                    60.17%
                      Voting "Against"               3,371                     5.01%
                      Abstain                        1,379                     2.05%
                      Non-votes                     22,043                    32.77%
                                                 ---------               -----------
                      Total Units                   67,274                   100.00%
                                                 =========               ===========

No other matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Registrants' Units are not publicly traded. There is no market for the Registrant's Units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the Units.

                                         Number of Partners
 Title of Class                           at March 8, 2000
 ----------------                        -----------------
 Limited Partners                                    1,167
 General Partner                                         1

Distributions are paid to Partners on a monthly basis. Distributions of $1,565,000, $8,477,803, $2,035,780, $2,039,573, and $2,040,208 were made to investors in 1999, 1998, 1997, 1996, and 1995, respectively. This represented distributions per unit of $30.00 for 1995 through 1997, $125.23 for 1998, and $23.21 for 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                (HISTORICAL COST BASIS)
                                               -----------------------------------------------------------
                                                 Three
                                               Months Ended      Year Ended     Year Ended      Year Ended
                                               Mar. 31, 1998  Dec. 31, 1997  Dec. 31, 1996   Dec. 31, 1995
                                               -------------  -------------  -------------   -------------
Total Revenue                                  $     402,020  $   2,624,821  $   3,289,142   $   2,956,684
Net Income (Loss)                                     94,123      (220,095)      1,008,207       1,649,729
Provision for Possible Losses                         64,711      1,801,233        577,931          94,156
Net Income (Loss) per Unit                              1.39         (3.25)          14.83           24.26
Distributions per Unit                                  7.50          30.00          30.00           30.00
Distributions to Partners                            508,064      2,035,780      2,039,573       2,040,208


                                     (LIQUIDATION BASIS)                (HISTORICAL COST BASIS)
                               -----------------------------  --------------------------------------------
                               Dec. 31, 1999   Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996   Dec. 31, 1995
                               -------------   -------------  -------------  -------------   -------------
Total Assets                   $   1,593,434   $   3,215,954  $  11,640,576  $  15,642,179   $  20,464,124
Line of Credit                           ---             ---         50,557      1,060,490       4,113,504
Bank term loan                           ---             ---            ---        845,149       1,229,431

                                            (LIQUIDATION BASIS)
                                      -----------------------------
                                        Year Ended    Mar. 31, 1998-
                                      Dec. 31, 1999   Dec. 31, 1998
                                      -------------   -------------
Change in net assets, excluding
     distributions and withdrawals      $    50,608    $    235,258
Distributions to Partners                 1,565,000       7,969,739
Distributions per Unit                        23.21          117.73

The selected financial data above was derived from the liquidation basis financial statements of the Partnership from March 31, 1998 through December 31, 1999 and the historical cost basis financial statements prior to March 31, 1998. As of March 31, 1998, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts. The change to liquidation basis accounting may materially affect the comparability of the selected financial data.

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the financial statements beginning with the second quarter of 1998 have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $173,637 in income from direct financing leases, notes receivable, interest, and other income for the year ended December 31, 1999.

Management has decreased its estimate of the liquidation value of net assets during 1999 by $123,029. This decrease in the liquidation value of net assets is primarily due to an increase in the reserve for estimated remaining expenses of the Partnership. During 1999, management increased its estimate of these remaining expenses by $161,065 as a result of the vote to extend the Partnership until December 31, 2005 from its originally scheduled liquidation date of December 31, 1999. The total reserve for estimated costs at December 31, 1999 was $259,000. The General Partner reviews this estimate quarterly and will adjust as needed. Although management will make every effort to collect leases, sell equipment and maximize equity positions as quickly as possible, no assurance can be given that the Partnership will be dissolved prior to December 31, 2005.

The return on average net assets, which includes the decrease in the estimate of the liquidation value of net assets discussed above, was 2.6% for the year ended December 31, 1999. Excluding the decrease in the estimate of the liquidation value of net assets of $123,029, the return on average net assets for December 31, 1999 was 8.9%. The Partnership will continue to make distributions to the partners as leases and notes receivable are collected or sold and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 1999, there have been distributions totaling $20,748,223. As of December 31, 1999 the Partnership had $135,796 of cash on hand.

During 1996, management provided a specific reserve of $284,000 related to a lease with a customer. Due to the uncertainty regarding the amount and timing of the future payments, the Partnership reclassified its net investment in the lease at December 31, 1996 of $1,273,643, net of the specific allowance, to equipment under operating leases. At December 31, 1999, the net investment in this equipment was $775,597. The equipment under this lease was being depreciated under the straight-line method over its estimated remaining life. Depreciation expense on this equipment was $65,400 in the first quarter of 1998 and $236,446 in 1997. Also, the Partnership recorded an additional decrease to the estimated net realizable value of the equipment of $196,200 for the nine months ended December 31, 1998. Under the operating lease, the customer was to pay the Partnership an amount based on the percent of the customer's monthly net cash proceeds from operating the pay phone route. The Partnership received $104,477 in 1997 from the customer under this arrangement. The customer has not made a payment since July 1997. The Partnership is pursuing an offer to sell the equipment, which if consummated, management believes, would result in a net realizable value of $775,597. Completion of the sale is subject to the purchaser's due diligence and other normal purchase contingencies. No assurance can be provided that the Partnership will be successful in finalizing the sale.

As of December 31, 1999 there were two customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at December 31, 1999 was $254,310. The contract balance remaining on these contracts was $330,896. One customer has two contracts past due with a total net investment of $222,941 and a total contract balance remaining of $299,308. The total contract balance remaining of $299,308 represents 53% of the Partnership's total contract balance remaining on all direct financing leases. Management believes its reserve is adequate related to these customers. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner serves as a general partner of a privately offered active limited partnership. As of December 31, 1999, the net proceeds of the private program, TIF X, and TIF XI have been invested in specific equipment. TIF X entered the liquidation phase on December 31, 1999. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership will adopt SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard is not expected to have any material impact on the Partnership's results of operations, financial position or cash flows.

YEAR 2000 ISSUE

As of the date of this filing, the Partnership and its General Partner have encountered no problems relating to the year 2000 issue. The Partnership and its General Partner are not aware of any Y2K problems or situations encountered by its customers, vendors, affiliates, or others.

LIQUIDITY AND CAPITAL RESOURCES

Under terms of the Partnership agreement, the Partnership is required to establish working capital reserves of no less than 1% of the total capital raised ($169,755 at December 31, 1999). At December 31, 1999, actual cash on hand was $135,796. However, upon entering the liquidation phase, the General Partner has prioritized the liquidation of assets and distributing remaining proceeds to the partners. Management believes that the cash on hand at December 31, 1999 is sufficient to satisfy current operating expenses and costs of the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK EQUITY PRICE SENSITIVITY

The tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The tables present the carrying amounts and fair values as of December 31, 1999.

                                                     Carrying Amount               Fair Value
                                                     ---------------              -----------
                  Common Stock-Murdock                 $    31,394                $    31,394
                                                       -----------                -----------
                  Available-for-sale securities        $    31,394                $    31,394
                                                       ===========                ===========


                                                     Carrying Amount               Fair Value
                                                     ---------------              -----------
                  Common Stock-Murdock                 $    77,020                $    77,020
                  Preferred Stock-Murdock                  191,600                    191,600
                                                       -----------                -----------
                  Not readily marketable securities    $   268,620                $   268,620
                                                       ===========                ===========

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investments are in an emerging company, the equity price can be volatile. The Partnership holds 15,084 shares of Murdock as available for sale and 40,784 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. At December 31, 1999, the market price of Murdock was $2.25 per share. As of March 21, 2000, the price of Murdock had dropped approximately 58% to $.94 per share. At December 31, 1999, the total amount at risk was $300,014.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of and for the years ended December 31, 1999, December 31, 1998, and December 31, 1997 are included in Item 8:

     Independent Auditors' Report

     Statements of Net Assets as of December 31, 1999 and 1998 (Liquidation
       Basis)

     Statements of Changes in Net Assets (Liquidation Basis) for the Year Ended
       December 31, 1999 and for the Period from March 31, 1998 (Initial Adoption of Liquidation Basis) to December 31, 1998

     Statements of Operations and Comprehensive Income (Loss) (Going Concern
       Basis) for the Three Months Ended March 31, 1998 and the Year Ended December 31, 1997

     Statements of Changes in Partners' Equity (Going Concern Basis) for the
       Three Months Ended March 31, 1998 and the Year Ended December 31, 1997

     Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and
       1997

     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund IX, L.P.

We have audited the accompanying statements of net assets (liquidation basis) of Telecommunications Income Fund IX, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of changes in net assets (liquidation basis) for the year ended December 31, 1999 and for the period from March 31, 1998 (initial adoption of liquidation basis) to December 31, 1998. In addition, we have audited the accompanying statements (going concern basis) of operations and comprehensive income (loss) and of changes in partners' equity of the Partnership for the three months ended March 31, 1998 and the year ended December 31, 1997. In addition, we have audited the accompanying statements of cash flows of the Partnership for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets begin in the second quarter of 1998, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective March 31, 1998.

In our opinion, such financial statements present fairly, in all material respects, (1) the net assets of Telecommunications Income Fund IX, L.P. at December 31, 1999 and 1998, (2) the changes in its net assets for the year ended December 31, 1999 and for the period from March 31, 1998 (initial adoption of liquidation basis) to December 31, 1998, (3) the results of its operations for the three months ended March 31, 1998 and the year ended December 31, 1997, and
(4) its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles on the basis described in the preceding paragraph.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.



DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 20, 2000

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF NET ASSETS
AS OF DECEMBER 31, 1999 AND 1998 (LIQUIDATION BASIS)
--------------------------------------------------------------------------------

ASSETS                                                                       1999                 1998

  Cash and cash equivalents                                             $       135,796     $       711,589
  Marketable equity securities (Note 2)                                          31,394              39,296
  Not readily marketable equity securities (Note 2)                             268,620             264,707
  Net investment in direct financing leases
    and notes receivable (Notes 3 and 4)                                        382,027           1,424,765
  Equipment leased under operating leases (Note 5)                              775,597             775,597
                                                                        ---------------     ---------------

           Total assets                                                       1,593,434           3,215,954
                                                                        ---------------     ---------------

LIABILITIES

  Outstanding checks in excess of bank balance                                   94,490              89,627
  Trade accounts payable                                                          9,535              36,680
  Due to affiliates                                                                 477                  --
  Accrued expenses and other liabilities                                         21,075               2,697
  Lease security deposits                                                        18,888              65,370
  Reserve for estimated costs during the period of liquidation                  259,000             300,000
                                                                        ---------------     ---------------
           Total liabilities                                                    403,465             494,374
                                                                        ---------------     ---------------

CONTINGENCY (Notes 3 and 9)

NET ASSETS                                                              $     1,189,969     $     2,721,580
                                                                        ===============     ===============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS) YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM MARCH 31, 1998 (INITIAL ADOPTION OF LIQUIDATION BASIS) TO DECEMBER 31, 1998
--------------------------------------------------------------------------------

NET ASSETS AS OF MARCH 31, 1998 (GOING CONCERN BASIS)                     $    10,469,843

  Adjustment to liquidation basis (Note 1)                                       (181,817)
                                                                          ---------------

NET ASSETS AS OF MARCH 31, 1998 (LIQUIDATION BASIS)                            10,288,026

  Income from direct financing leases                                             539,245

  Interest and other income                                                       114,175

  Change in estimate of liquidation value of net assets (Note 1)                 (236,345)

  Distributions to partners ($117.73 per unit) (Note 6)                        (7,969,739)

  Withdrawals of limited partners                                                 (13,782)
                                                                          ---------------

NET ASSETS AS OF DECEMBER 31, 1998                                              2,721,580

  Income from direct financing leases                                             124,961

  Interest and other income                                                        48,676

  Change in estimate of liquidation value of net assets (Note 1)                 (123,029)

  Distributions to partners ($23.21 per unit) (Note 6)                         (1,565,000)

  Withdrawals of limited partners                                                 (17,219)
                                                                          ---------------

NET ASSETS AS OF DECEMBER 31, 1999                                        $     1,189,969
                                                                          ===============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------

                                                                       THREE
                                                                       MONTHS                 YEAR
                                                                        ENDED                 ENDED
                                                                      MARCH 31,            DECEMBER 31,
                                                                   ---------------       ---------------
                                                                        1998                     1997

REVENUES:
  Income from direct financing leases                              $       356,900       $     1,931,886
  Gain on lease terminations                                                 8,808               505,834
  Interest and other income                                                 36,312               187,101
                                                                   ---------------       ---------------
           Total revenues                                                  402,020             2,624,821
                                                                   ---------------       ---------------

EXPENSES:
  Management and administrative fees (Note 7)                               72,794               358,588
  Other general and administrative expenses                                 77,320               145,180
  Interest expense                                                          16,817               163,677
  Provision for possible loan and lease losses (Note 4)                     64,711             1,801,233
  Depreciation expense                                                      65,400               262,751
  Impairment loss on equipment (Note 5)                                     10,855               113,487
                                                                   ---------------       ---------------
           Total expenses                                                  307,897             2,844,916
                                                                   ---------------       ---------------

NET INCOME (LOSS)                                                           94,123              (220,095)

OTHER COMPREHENSIVE INCOME (LOSS) -
  Unrealized gain (loss) on available for sale securities                  (20,869)                5,079
                                                                   ---------------       ---------------

COMPREHENSIVE INCOME (LOSS)                                        $        73,254       $      (215,016)
                                                                   ===============       ===============

NET INCOME (LOSS) ATTRIBUTED TO:
  General partner                                                  $            90       $          (130)
  Limited partners                                                          94,033              (219,965)
                                                                   ---------------       ---------------
                                                                   $        94,123       $      (220,095)
                                                                   ===============       ===============

NET INCOME (LOSS) PER PARTNERSHIP UNIT                             $          1.39       $         (3.25)
                                                                   ===============       ===============

WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                               67,742                67,762
                                                                   ===============       ===============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (GOING CONCERN BASIS)
THREE MONTHS ENDED MARCH 31, 1998 AND
YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                                                 UNREALIZED
                                                                                                  LOSS ON
                                          GENERAL                LIMITED PARTNERS                AVAILABLE-            TOTAL
                                          PARTNER         -------------------------------         FOR-SALE           PARTNERS'
                                        (40 UNITS)            UNITS           AMOUNT             SECURITIES           EQUITY

BALANCE AT DECEMBER 31, 1996           $     11,832             67,862       $ 13,192,649       $    (20,104)      $ 13,184,377

  Net loss                                     (130)                --           (219,965)                --           (220,095)

  Distributions to partners
    ($30.00 per unit) (Note 6)               (1,200)                --         (2,034,580)                --         (2,035,780)

  Withdrawal of limited partners                 --               (140)           (25,394)                --            (25,394)

  Change in unrealized loss on
    available-for-sale security                  --                 --                 --              5,079              5,079
                                       ------------       ------------       ------------       ------------       ------------

BALANCE AT DECEMBER 31, 1997                 10,502             67,722         10,912,710            (15,025)        10,908,187

  Net income                                     90                 --             94,033                 --             94,123

  Distributions to partners
    ($7.50 per unit) (Note 6)                  (300)                --           (507,764)                --           (508,064)

  Withdrawal of limited partners                 --                (20)            (3,534)                --             (3,534)

  Change in unrealized loss on
    available-for-sale securities                --                 --                 --            (20,869)           (20,869)
                                       ------------       ------------       ------------       ------------       ------------

BALANCE AT MARCH 31, 1998              $     10,292             67,702       $ 10,495,445       $    (35,894)      $ 10,469,843
                                       ============       ============       ============       ============       ============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                 1999               1998                1997
OPERATING ACTIVITIES:
  Net income (loss)/change in net assets excluding
    distributions and withdrawals                                             $     50,608       $   (308,512)      $   (220,095)
  Adjustments to reconcile to net cash from operating activities:
    Liquidation basis adjustments                                                  123,029            778,118                 --
    Gain on lease terminations                                                          --             (8,808)          (505,834)
    Depreciation of equipment                                                           --             65,400            262,751
    Amortization of intangibles                                                         --              1,038              4,154
    Provision for possible loan and lease losses                                        --             64,711          1,801,233
    Impairment loss on equipment                                                        --             10,855            113,487
    Noncash dividend income                                                        (22,351)                --                 --
    Changes in operating assets and liabilities:
      Other assets                                                                      --            384,060           (109,869)
      Outstanding checks in excess of bank balance                                   4,863             89,627                 --
      Trade accounts payable                                                       (27,145)            19,344             13,277
      Due to affiliates                                                                477           (128,308)            48,753
      Accrued expenses and other liabilities                                      (183,687)          (167,739)           140,920
                                                                              ------------       ------------       ------------
           Net cash from operating activities                                      (54,206)           799,786          1,548,777
                                                                              ------------       ------------       ------------

INVESTING ACTIVITIES:
  Acquisition of, and purchases of equipment for direct financing leases                --         (2,827,907)        (4,628,479)
  Repayments of direct financing leases                                            342,084          1,663,124          3,207,067
  Proceeds from sale or termination of direct financing leases                     743,998          9,082,927          4,303,734
  Repayments of notes receivable                                                    21,032            489,299              6,308
  Issuance of notes receivable                                                          --           (108,475)          (441,000)
  Net lease security deposits paid                                                 (46,482)          (300,382)           (73,281)
                                                                              ------------       ------------       ------------
           Net cash from investing activities                                    1,060,632          7,998,586          2,374,349
                                                                              ------------       ------------       ------------

FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                                               --          3,788,403         13,318,592
  Repayments of line-of-credit borrowings                                               --         (3,838,960)       (14,328,525)
  Repayments of additional borrowings                                                   --                 --           (845,149)
  Loan origination costs incurred                                                       --                 --            (45,121)
  Distributions and withdrawals paid to partners                                (1,582,219)        (8,495,119)        (2,061,174)
                                                                              ------------       ------------       ------------
           Net cash from financing activities                                   (1,582,219)        (8,545,676)        (3,961,377)
                                                                              ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (575,793)           252,696            (38,251)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     711,589            458,893            497,144
                                                                              ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $    135,796       $    711,589       $    458,893
                                                                              ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                               $         --       $     17,457       $    172,586
  Noncash investing and financing activities:
    Change in unrealized loss on available-for-sale security                            --                 --             (5,079)
    Direct financing lease converted to investment in not readily
      marketable equity security                                                        --            191,600                 --


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

     The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquired equipment for lease to third parties. The lease agreements with individual customers were generally in excess of $500,000 and certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note
     3). The Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of Partnership assets on May 1, 1998 as required by the Partnership agreement. Originally, the Partnership was required to dissolve on December 31, 1999. During November 1999, the limited partners approved an amendment to extend the term of the Partnership to December 31, 2005 to allow for the orderly liquidation of the remaining assets.

     BASIS OF PRESENTATION - The Partnership began the orderly liquidation of Partnership assets in the second quarter of 1998 as discussed above. As a result, on March 31, 1998 the Partnership adopted the liquidation basis of accounting. The statements of net assets as of December 31, 1999 and 1998 and the statements of changes in net assets for the year ended December 31, 1999 and the period from March 31, 1998 to December 31, 1998 have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

     The net adjustment as of March 31, 1998 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $181,817, which is included in the statement of changes in net assets for the period ended December 31, 1998. Significant increases (decreases) in the carrying value of net assets are summarized as follows:


Increase to reflect net realizable value of net investment
  in direct financing leases                                        $    391,588
Write-off of intangible assets                                            (2,423)
Record estimated liabilities associated with carrying
  out the liquidation                                                   (570,982)
                                                                    ------------
Net decrease in carrying value                                      $   (181,817)
                                                                    ============

     Changes in the estimated liquidation value of net assets during the year ended December 31, 1999 and the period from March 31, 1998 to December 31, 1998 are summarized as follows:

                                                             1999                1998

Change in estimate of liquidation value of:
  Securities                                              $ (26,341)          $      --
  Direct financing leases and notes receivable               64,377                  --
  Equipment leased under operating leases                        --            (196,200)
  Equipment held for sale                                        --             (40,145)
  Estimated liabilities associated with carrying
    out the liquidation                                    (161,065)                 --
                                                          ---------           ---------
Total                                                     $(123,029)          $(236,345)
                                                          =========           =========


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

      The statements (going concern basis) of operations and comprehensive income (loss) and of changes in partners' equity for the three months ended March 31, 1998 and the year ended December 31, 1997 have been prepared using the historical cost (going concern) basis of accounting on which the Partnership had previously reported its financial condition and results of operations.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the net realizable values of the Partnership's assets and the reserve for estimated costs during the period of liquidation.

      Equity securities comprise preferred and common stock investments in one company. A prospective buyer may require a substantially greater liquidity discount than currently estimated and the operating results and prospects of that company may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of equity securities.

      Most of the Partnership's leases are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through timely collection efforts, failure of the Partnership's customers to make scheduled payments under their equipment leases could have a material near-term impact on the net realizable value of leases.

      Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the original contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. These factors, among others, could have a material near-term impact on the net realizable value of leases and equipment.

      CERTAIN RISK CONCENTRATIONS - The Partnership's equipment leases are concentrated in pay telephones and computer equipment representing approximately 72% and 12% at December 31, 1999 and 85% and 6% at December 31, 1998 of the Partnership's direct finance lease portfolio, respectively.

      One direct finance lease customer represents 49% of the Partnership's net investment in direct financing leases and note receivable at December 31, 1999. The customer is past due in lease payments at December 31, 1999 (see
      Note 4). Also, the Partnership's entire investment in securities at December 31, 1999 (and substantially all at December 31, 1998) represent equity securities of such customer.

      The Partnership's equipment leased under operating leases is with one customer at December 31, 1999 and 1998. The customer has made only limited lease payments (see Note 5).

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

      EQUITY SECURITIES - The Partnership's common equity securities are restricted as to sale in the public market under rule 144 of the Securities & Exchange Commission. Common equity securities which can be sold in the public market within one year are classified as marketable equity securities and valued at the published market prices less an estimated illiquidity discount. Common equity securities and convertible preferred stock which cannot be sold in the public market within one year are classified as not readily marketable and valued at an estimated discount from the published market price reflective of their more illiquid nature.

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

     ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES - The Partnership performed credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

     NET REALIZABLE VALUE OF NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE - Management, in arriving at the net realizable value of the Partnership's net investment in direct financing leases and notes receivable, considered the contractual repayment schedule, the estimated duration of the liquidation period, the customer and industry concentration risks, and interest rate levels, among other factors, in arriving at a discount to apply to the portfolio at December 31, 1999 to estimate its net realizable value.

     EQUIPMENT - Equipment leased under operating leases was stated at cost less accumulated depreciation. The equipment was depreciated using the straight-line method over the estimated useful lives of the assets (five years) to the estimated residual value of the equipment at the end of the lease term. Estimated residual values were based on estimates of amounts historically realized by the Partnership for similar equipment and were periodically reviewed by management for possible impairment.

     The estimated net realizable value at December 31, 1999 and 1998 is based on a purchase offer adjusted for management's best estimate of the final expected sale price of the equipment.

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

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership will adopt SFAS No. 133 in the first quarter of fiscal year 2001. The adoption of this standard is not expected to have any material impact on the Partnership's changes in net assets, net assets or cash flows.

     RECLASSIFICATIONS - Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.

2.   EQUITY SECURITIES

     The Partnership's equity securities consist of the following at December 31, 1999 and 1998:


                                                                           1999              1998

Marketable equity securities:
  15,084 common shares of Murdock Communications
    Corporation at December 31, 1999 and 1998                           $   31,394        $   36,861
  Other                                                                         --             2,435
                                                                        ----------        ----------
Total                                                                   $   31,394        $   39,296
                                                                        ==========        ==========

Not readily marketable equity securities:
  40,784 common shares at December 31, 1999 and
    29,916 common shares at December 31, 1998 of Murdock
    Communications Corporation                                          $   77,020        $   73,107
  1,916 convertible preferred shares (convertible into 170,311 common shares), 8% cumulative dividend, of Murdock
    Communications Corporation at December 31, 1999 and
    1998 at liquidation preference value                                   191,600           191,600
                                                                        ----------        ----------
Total                                                                   $  268,620        $  264,707
                                                                        ==========        ==========


      As of March 20, 2000, the value of Murdock Communications Corporation common stock has declined by approximately 60%.

3.    NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

      The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 1999 and 1998:


                                                                            1999                 1998

Minimum lease payments receivable                                       $   562,302           $ 1,758,160
Estimated unguaranteed residual values                                       29,955               232,568
Unearned income                                                            (104,530)             (320,868)
Unamortized initial direct costs                                                607                 1,628
Notes receivable                                                             32,835                53,867
Adjustment to estimated net realizable value                               (139,142)             (300,590)
                                                                        -----------           -----------
Net investment in direct financing leases and notes receivable          $   382,027           $ 1,424,765
                                                                        ===========           ===========



      At December 31, 1999 and 1998 the Partnership's contingent liability under recourse provisions totals $168,498.

      At December 31, 1999, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:



                                                      MINIMUM           ESTIMATED
                                  CONTRACTUAL          LEASE          UNGUARANTEED
                                   PRINCIPAL         PAYMENTS           RESIDUAL
                                  MATURITIES        RECEIVABLE           VALUES

Years ending December 31:
 2000                              $ 23,837          $288,976          $ 15,598
 2001                                 8,998           149,743             7,951
 2002                                    --           109,273             6,404
 2003                                    --            14,310                 2
                                   --------          --------          --------
Total                              $ 32,835          $562,302          $ 29,955
                                   ========          ========          ========

      The Partnership leases equipment to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated $299,783 and $342,195 at December 31, 1999 and 1998, respectively.

      Five customers accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:


                   1999         1998         1997

Customer A          31%          19%          -%
Customer B          --           --           10
Customer C          --           --           10
Customer D          12            3           --
Customer E          22            9           --

4.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              1999                  1998                 1997

Balance at beginning of year              $   142,282           $ 1,922,056           $   244,814
  Provision                                        --                64,711             1,801,233
  Charge-offs, net of recoveries              (41,939)           (1,844,485)             (123,991)
                                          -----------           -----------           -----------
Balance at end of year                    $   100,343           $   142,282           $ 1,922,056
                                          ===========           ===========           ===========

      The allowance for possible loan and lease losses consisted of specific allowances of $84,147, $5,075 and $1,623,810 for certain leases and general unallocated allowances of $16,196, $137,207, and $298,246 at December 31, 1999, 1998 and 1997, respectively. The allowance at December 31, 1999 and 1998 is included in the estimated net realizable value adjustment discussed in Note 3.

      Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. The General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds which were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $1,596,739 at December 31, 1997 which is equal to the carrying value of the leases and advances associated with NACG. Such leases were charged-off against the allowance in the first quarter of 1998. The Partnership received $45,000 during 1999 from the sale of assets recovered to date and credited this to the allowance for possible loan and lease losses.

      In December 1998, the Partnership, Telecommunications Income Fund X, the General Partner, NACG and others filed a suit against Shelby County, Tennessee ("County"). The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery has been completed. Management determined it was not economical to continue to spend Partnership funds in an effort to obtain additional information or to continue the lawsuit.

      At December 31, 1999, two customers were past due over 90 days. The Partnership's net investment in lease contracts with these customers totaled $254,310. Management provided a specific allowance of $26,000 at December 31, 1999 related to these customers. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

5.    EQUIPMENT

      In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. The remaining net equipment cost, which had been depreciated to $514,487 and relates to hotel satellite television equipment, was expected by management to be recovered through the sale of the equipment. Such net equipment cost has been adjusted for an impairment loss of $350,000 in 1996, $113,487 in 1997 and $51,000 in 1998 ($10,855 in the first quarter and $40,145 as a decrease to the estimated net realizable value for the period from March 31, 1998 to December 31, 1998) to reflect management's estimated fair market value of the equipment.

      During 1996, management provided a specific reserve of $284,000 related to a lease with a customer and due to the uncertainty regarding the amount and timing of future payments reclassified its net investment in the lease at December 31, 1996 of $1,273,643, net of the specific allowance, to equipment under operating leases. The equipment under this lease was being depreciated under the straight-line method over its estimated remaining life. Depreciation expense in 1997 amounted to $236,446 and $65,400 in the first quarter of 1998. Also, the Partnership recorded an additional decrease to the estimated net realizable value of the equipment of $196,200 for the period from March 31, 1998 to December 31, 1998. Under the operating lease, the customer is to pay the Partnership an amount based on a percent of the customer's monthly net cash proceeds from operating the pay phone route. The Partnership has not received any payments since July 1997 from the customer under this arrangement. The Partnership is pursuing an offer to sell the equipment, which if consummated, management believes would result in a net realizable value of $775,597. Completion of the sale is subject to the purchaser's due diligence and other normal purchase contingencies. No assurance can be provided that the Partnership will be successful in finalizing the sale.

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

7.    MANAGEMENT AND SERVICE AGREEMENTS

      The Partnership paid an equipment management fee equal to 5% of the amount of gross rental payments received, to the General Partner during its operational phase. The Partnership entered its liquidation phase on May 1, 1998 and at that time discontinued the fee. During the years ended December 31, 1999, 1998 and 1997, the management fees aggregated $0, $63,606 and $274,588, respectively.

      In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $60,000, $84,000 and $84,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8.    RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

      A reconciliation of the change in net assets (excluding distributions)/net income (loss) for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 1999, 1998, and 1997 is as follows:






                                       1999                           1998                              1997
                            --------------------------      --------------------------       --------------------------
                                                 PER                             PER                              PER
                               AMOUNT           UNIT          AMOUNT            UNIT           AMOUNT            UNIT

Change in net assets
  (excluding
  distributions)/net
  income (loss) for
  financial reporting
  purposes                  $    50,608        $   .75      $   308,512        $  4.56       $  (220,095)       $ (3.25)
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                     (423,242)         (6.27)       1,965,813          29.05          (228,053)         (3.36)
Net change in
  allowance for
  possible loan and
  lease losses                   92,030           1.36       (1,779,774)        (26.29)        1,677,242          24.75
Gain (loss) on
  lease terminations            303,782           4.49          291,099           4.30
Net realizable
  value adjustments             123,029           1.82         (439,031)         (6.49)               --             --
                            -----------        -------      -----------        -------       -----------        -------
Net income (loss)
  for income tax
  reporting purposes        $  (157,575)       $ (2.34)     $   359,302        $  5.32       $ 1,520,193        $ 22.44
                            ===========        =======      ===========        =======       ===========        =======



9.    CONTINGENCY

      Telecom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgment, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in Fraud of Creditors. The litigation is on hold until the trustee makes a decision, then the motion for summary judgment must be responded to. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

         A.       The General Partner of the registrant:

                  Berthel Fisher & Company Leasing, Inc., an Iowa corporation.


         B.       Executive officers of the General Partner of the Registrant:

         Thomas J. Berthel (age 48) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa
(1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

         Ronald O. Brendengen (age 45) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in January 1998. He had previously served as Secretary (1994 - March, 1995), Treasurer (August 1995
- 1988) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

         Nancy L. Lowenberg (age 41) - Ms. Lowenberg was elected Executive Vice of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Since 1989, Ms. Lowenberg was Vice President Commercial Loans. As Vice President Commercial Loans, she was relationship manager for 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for credit quality, annual review and maintenance of existing accounts and business development. From 1981-1986, Ms. Lowenberg was employed by Firstar Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa. Ms. Lowenberg resigned effective February 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                          (B)                (C)             (C1)           (C2)                (D)
                                                                           Securities of
                                                                             property
                                                                             insurance          Aggregate
                                                                            benefits or             of
                                          Cash and Cash                    reimbursement        contingent
Name of individual and       Year        equivalent forms                    personal           or forms of
capacities which served      ended       of remuneration         Fees        benefits          remuneration
-------------------------------------------------------------------------------------------------------------

Berthel Fisher & Co.         1999             $0               $  60,000        $0                  $0
Leasing, Inc.                1998             $0               $ 147,606        $0                  $0
General Partner              1997             $0               $ 358,588        $0                  $0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

                  (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

       (1)                          (2)                                (3)                         (4)
                           Name and Address of                Amount and Nature of
Title of Class             Beneficial Ownership               Beneficial Ownership           Percent of Class
--------------             --------------------------         --------------------           ----------------
       Units               Berthel Fisher & Co. Leasing Inc.  Forty (40) Units;                  0.06%
                           701 Tama Street
                           Marion, IA 52302

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions are described in Notes 3 and 7 of the notes to the financial statements.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.       Financial Statements.

                                                                                                          PAGE
                                                                                                          NO.
                                                                                                          ----

                  Statements of Net Assets as of December 31, 1999 and 1998
                      (Liquidation Basis)                                                                 13

                  Statements of Changes in Net Assets (Liquidation Basis) for the Year Ended
                      December 31, 1999 and for the Period from March 31, 1998 (Initial
                      Adoption of Liquidation Basis) to December 31, 1998                                 14

                  Statements of Operations and Comprehensive Income (Loss)
                      (Going Concern Basis) for the Three Months Ended March 31, 1998
                      and the Year Ended December 31, 1997                                                15

                  Statements of Changes in Partners' Equity (Going Concern Basis)
                      for the Three Months Ended March 31, 1998 and the Year Ended
                      December 31, 1997                                                                   16

                  Statements of Cash Flows for the Years Ended
                      December 31, 1999, 1998 and 1997                                                    17

                  Notes to Financial Statements                                                           18

         2.       Financial Statements Schedules
                  Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

         3.       Exhibits
                  3,4 Amended and Restated Agreement of
                      Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)

                  27  Financial Data Schedule-filed electronically

     (b)          Reports on Form 8-K
                  No reports on Form 8-K were filed in the fourth quarter of 1999.

-----------------------
                      (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.

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


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Thomas J. Berthel                                               Date:    March 24, 2000
    --------------------------------
Thomas J. Berthel
President, Chief Executive Officer

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Ronald O. Brendengen                                            Date:    March 24, 2000
    --------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas J. Berthel                                                   Date:    March 24, 2000
------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Ronald O. Brendengen                                                Date:    March 24, 2000
------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer, Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Daniel P. Wegmann                                                   Date:    March 24, 2000
------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

3,4      Amended and Restated Agreement of Telecommunications Income Fund IX,
         L.P. currently in effect dated as of August 12, 1991 (1)




-----------------------
(1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.