Form 10-Q
period 2000-03-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2000-05-10
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                         Commission File Number 0-21458
                                                -------

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Iowa                                       42-1367356
                 ----                                       ----------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                    701 Tama Street, Marion, Iowa         52302
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (319) 447-5700

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

As of April 20, 2000, 67,028 units were issued and outstanding. Based on the book value at March 31, 2000 of $16.89 per unit, the aggregate market value at April 20, 2000 was $1,132,103.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                           Page
                                                                           ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets - March 31, 2000 and
              December 31, 1999 (Liquidation Basis)                          3

              Statement of Changes in Net Assets - three months ended
              March 31, 2000 and 1999 (Liquidation Basis)                    4

              Statements of Cash Flows - three months ended
              March 31, 2000 and 1999                                        5

              Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          8


Part II. OTHER INFORMATION

Item 1.  Legal proceedings                                                   8

Signatures                                                                   9

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)


                                                                        (Liquidation Basis)      (Liquidation Basis)
                                                                          March 31, 2000         December 31, 1999
                                                                          --------------         -----------------
ASSETS

     Cash and cash equivalents                                            $      36,221            $     135,796
     Marketable equity security                                                  14,042                   31,394
     Not readily marketable equity securities                                   227,334                  268,620
     Net investment in direct financing leases
      and notes receivable (Note B)                                             364,070                  382,027
     Equipment leased under operating leases                                    775,597                  775,597
     Other assets                                                                    81                      -0-
                                                                          -------------            -------------

TOTAL ASSETS                                                                  1,417,345                1,593,434
                                                                          -------------            -------------


LIABILITIES

     Outstanding checks in excess of bank balance                                   458                   94,490
     Trade accounts payable                                                       6,805                    9,535
     Due to affiliates                                                              -0-                      477
     Accrued expenses and other liabilities                                      23,779                   21,075
     Lease security deposits                                                     18,888                   18,888
     Reserve for estimated costs during the
         period of liquidation                                                  234,682                  259,000
                                                                          -------------            -------------

TOTAL LIABILITIES                                                               284,612                  403,465
                                                                          -------------            -------------


NET ASSETS                                                                $   1,132,733            $   1,189,969
                                                                          =============            =============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.
                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                                              THREE MONTHS         THREE MONTHS
                                                                  ENDED                ENDED
                                                             MARCH 31, 2000       MARCH 31, 1999
                                                             --------------       --------------
Net assets at beginning of period                              $ 1,189,969           $ 2,721,580

Income from direct financing leases                                  4,318                53,470

Interest and other income                                            5,385                14,597

Withdrawals of limited partners                                     (3,933)             (760,000)

Change in estimate of liquidation value of net assets              (63,006)               50,812
                                                               -----------           -----------

Net assets at end of period                                    $ 1,132,733           $ 2,068,327
                                                               ===========           ===========



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                    MARCH 31, 2000            MARCH 31, 1999
                                                                    --------------            --------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals        $   (53,303)               $   68,067
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                             63,006                        -0-
Non-cash dividend income                                                  (2,707)                       -0-
Changes in operating assets and liabilities:
     Other assets                                                            (81)                       -0-
     Due from affiliates                                                      -0-                  (45,000)
     Outstanding checks in excess of bank balance                        (94,032)                  (89,627)
     Trade accounts payable                                               (2,730)                   44,121
     Due to affiliates                                                      (477)                       -0-
     Accrued expenses                                                      2,704                    (3,051)
     Reserve for estimated costs during the period of liquidation        (24,318)                  (74,882)
                                                                     -----------               -----------
Net cash from operating activities                                      (111,938)                 (100,372)
                                                                     -----------               -----------

INVESTING ACTIVITIES
Repayments of direct financing leases and notes                           16,296                   233,180
Proceeds from sale of direct financing leases                                 -0-                   15,077
Security deposits paid                                                        -0-                  (24,587)
                                                                     -----------               -----------
Net cash from investing activities                                        16,296                   223,670
                                                                     -----------               -----------

FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                            (3,933)                 (712,132)
                                                                     -----------               -----------
Net cash from financing activities                                        (3,933)                 (712,132)
                                                                     -----------               -----------

Net decrease in cash and cash equivalents                                (99,575)                 (588,834)
Cash and cash equivalents at beginning of period                         135,796                   711,589
                                                                     -----------               -----------
Cash and cash equivalents at end of period                           $    36,221               $   122,755
                                                                     ===========               ===========


SUPPLEMENTAL DISCLOSURES:
Other changes in estimate of liquidation value of net assets         $        -0-               $    8,435


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                             (Liquidation Basis)       (Liquidation Basis)
                                                                  March 31, 2000         December 31, 1999
                                                                  --------------         -----------------
         Minimum lease payments receivable                             $ 543,915                 $ 562,302
         Estimated unguaranteed residual values                           29,955                    29,955
         Unearned income                                                (100,108)                 (104,530)
         Unamortized initial direct costs                                    503                       607
         Notes receivable                                                 25,377                    32,835
         Adjustment to estimated net realizable value                   (135,572)                 (139,142)
                                                                       ---------                 ---------
         Net investment in direct financing
           leases and notes receivable                                 $ 364,070                 $ 382,027
                                                                       =========                 =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $9,703 in income from direct financing leases, notes receivable, and other income during the first quarter of 2000. This represents an annualized return on average net assets of approximately 3.3%. Also, management decreased its estimate of the liquidation value of net assets during the first quarter of 2000 by $63,006, primarily due to the decreased market value of the Partnership's equity securities. The Partnership has accrued the estimated expenses of liquidation, which is $234,682 at March 31, 2000. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

As of March 31, 2000 there were six customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at March 31, 2000 was $327,118. One customer has two contracts past due with a total net investment of $222,941, which represents 61% of the Partnership's net investment in direct financing leases and notes receivable of $364,070. Management believes its reserve is adequate related to these customers. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and computer equipment, representing approximately 72% and 11%, respectively, of the portfolio at March 31, 2000. One customer accounts for approximately 61% of the Partnership's portfolio at March 31, 2000. This customer is past due, as mentioned above.

YEAR 2000 ISSUE
As of the date of this filing, the Partnership and its General Partner have encountered no problems relating to the year 2000 issue. The Partnership and its General Partner are not aware of any year 2000 problems or situations encountered by its customers, vendors, affiliates, or others.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The tables present the carrying amounts and fair values as of March 31, 2000.

                                               Carrying Amount    Fair Value
                                               ---------------    ----------
          Common Stock-Murdock                 $    14,042        $    14,042
                                               -----------        -----------
          Available-for-sale securities        $    14,042        $    14,042
                                               ===========        ===========

                                               Carrying Amount    Fair Value
                                               ---------------    ----------
          Common Stock-Murdock                 $    35,734        $    35,734
          Preferred Stock-Murdock                  191,600            191,600
                                               -----------        -----------
          Not readily marketable securities    $   227,334        $   227,334
                                               ===========        ===========

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve common equity values. Since the investments are in an emerging company, the equity price can be volatile. The Partnership holds 15,548 shares of Murdock Communications Corporation ("Murdock") as available for sale and 42,039 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. At March 31, 2000, the market price of Murdock was $1.06 per share. As of April 20, 2000, the price of Murdock had dropped approximately 40% to $.64 per share. The effect of this decrease in market price decreases the book value of the Partnership units by $.36, or 2.1% of the total liquidation value. At March 31, 2000, the total amount at risk was $241,376.



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court has granted several extensions and the litigation is on hold until the trustee makes a decision, then the Motion for Summary Judgement must be responded to. No loss, if any, has been recorded in the financial statements with respect to this matter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)


Date: May 4, 2000       /s/ Ronald O. Brendengen
      -----------       --------------------------------------------------------
                        Ronald O. Brendengen, Chief Financial Officer, Treasurer


Date: May 4, 2000       /s/ Daniel P. Wegmann
      -----------       --------------------------------------------------------
                        Daniel P. Wegmann, Controller