Form 10-Q
period 2000-06-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2000-08-08
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                         Commission File Number 0-21458
                                                -------
                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Iowa                                      42-1367356
               ----                                      ----------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                       701 Tama Street, Marion, Iowa       52302
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

As of July 17, 2000, 66,714 units were issued and outstanding. Based on the book value at June 30, 2000 of $16.90 per unit, the aggregate market value at July 17, 2000 was $1,127,467.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX

                                                                                            Page
                                                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) - June 30, 2000
              and December 31, 1999                                                            3

              Statements of Changes in Net Assets (Liquidation Basis) - three months
              and six months ended June 30, 2000 and 1999                                      4

              Statements of Cash Flows - six months ended
              June 30, 2000 and 1999                                                           5

              Notes to Financial Statements                                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                             7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            8


Part II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                     9

Signatures                                                                                    10


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)


                                                                        (Liquidation Basis)      (Liquidation Basis)
                                                                           June 30, 2000         December 31, 1999
                                                                           -------------         -----------------
ASSETS

     Cash and cash equivalents                                            $     117,456            $     135,796
     Marketable equity security                                                   5,650                   31,394
     Not readily marketable equity securities                                   343,399                  268,620
     Net investment in direct financing leases
      and notes receivable (Note B)                                             189,942                  382,027
     Equipment leased under operating leases                                    775,597                  775,597
     Other assets                                                                 6,215                      -0-
                                                                          -------------            -------------

TOTAL ASSETS                                                                  1,438,259                1,593,434
                                                                          =============            =============

LIABILITIES

     Outstanding checks in excess of bank balance                                   -0-                   94,490
     Trade accounts payable                                                       6,621                    9,535
     Due to affiliates                                                              -0-                      477
     Accrued expenses and other liabilities                                         575                   21,075
     Lease security deposits                                                     11,102                   18,888
     Reserve for estimated costs during the
         period of liquidation                                                  201,986                  259,000
                                                                          -------------             ------------

TOTAL LIABILITIES                                                               220,284                  403,465
                                                                          -------------            -------------

NET ASSETS                                                                $   1,217,975            $   1,189,969
                                                                          =============            =============

See accompanying notes.


                     TELECOMMUNICATIONS INCOME FUND IX, LP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                             JUNE 30, 1999       JUNE 30, 2000      JUNE 30, 1999     JUNE 30, 2000
                                             -------------       -------------      -------------     -------------
Net assets at beginning of period           $    2,068,327    $   1,132,733         $   2,721,580    $    1,189,969

Income from direct financing leases                 39,445            3,573                92,915             7,891

Interest and other income                            2,850           13,243                17,447            18,628

Distributions to partners                         (135,000)             -0-              (895,000)              -0-

Withdrawals of limited partners                        -0-           (6,234)              (12,132)          (10,167)

Change in estimate of liquidation
   value of net assets                             (26,117)          74,660                24,695            11,654
                                             --------------    -------------         -------------    --------------


Net assets at end of period                 $    1,949,505    $   1,217,975         $   1,949,505    $    1,217,975
                                            ==============    =============         =============    ==============


See accompanying notes.


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                     JUNE 30, 2000             JUNE 30, 1999
                                                                     -------------             -------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals        $   38,173               $   110,362
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                           (11,654)                       -0-
Non-cash dividend income                                                 (4,974)                       -0-
Changes in operating assets and liabilities:
     Other assets                                                        (6,215)                       -0-
Outstanding checks in excess of bank balance                            (94,490)                   (89,627)
     Trade accounts payable                                              (2,914)                    22,347
     Due to affiliates                                                     (477)                       -0-
     Accrued expenses                                                   (20,500)                    (3,833)
     Reserve for estimated costs during the period of liquidation       (57,014)                  (125,858)
                                                                     -----------                -----------
Net cash from operating activities                                     (160,065)                   (86,609)
                                                                     -----------                -----------

INVESTING ACTIVITIES
Repayments of direct financing leases and notes                          96,786                    278,660
Proceeds from sale of direct financing leases                            62,892                    498,550
Security deposits paid                                                   (7,786)                   (28,137)
                                                                     -----------               -----------
Net cash from investing activities                                      151,892                    749,073
                                                                     -----------               -----------

FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                          (10,167)                  (907,132)
                                                                     -----------                -----------
Net cash from financing activities                                      (10,167)                  (907,132)
                                                                     -----------                -----------

Net decrease in cash and cash equivalents                               (18,340)                  (244,668)
Cash and cash equivalents at beginning of period                        135,796                    711,589
                                                                     -----------               -----------
Cash and cash equivalents at end of period                           $   117,456               $   466,921
                                                                     ===========               ===========


SUPPLEMENTAL DISCLOSURES:
Other changes in estimate of liquidation value of net assets         $      -0-                $    24,695
Non-cash conversion of leases to notes and
   not readily marketable equity security                                174,811                       -0-

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

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

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                    (Liquidation Basis)       (Liquidation Basis)
                                                          June 30, 2000         December 31, 1999
                                                          -------------         -----------------
     Minimum lease payments receivable                    $ 171,681                 $ 562,302
     Estimated unguaranteed residual values                  26,449                    29,955
     Unearned income                                        (23,127)                 (104,530)
     Unamortized initial direct costs                            91                       607
     Notes receivable                                       142,717                    32,835
     Adjustment to estimated net realizable value          (127,869)                 (139,142)
                                                         ----------                 ----------
     Net investment in direct financing
        leases and notes receivable                       $ 189,942                 $ 382,027
                                                         ==========                 =========


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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $26,519 in income from direct financing leases, notes receivable, and other income during the first six months of 2000. This represents an annualized return on average net assets of approximately 4.6%. Also, management increased its estimate of the liquidation value of net assets during the first six months of 2000 by $11,654, primarily due to changes in the estimated net realizable values of certain equity securities held by the Partnership. The Partnership has accrued the estimated expenses of liquidation, which is $201,986 at June 30, 2000. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

In June, 2000, the Partnership's two leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment in the contracts totalled $174,811. The Partnership received two notes and carries these at a discounted cost totalling $127,879 and 23,983 shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"), a not readily marketable security. The carrying value of the Actel preferred stock is $137,423, resulting in an increase in management's estimated liquidation value of net assets of $90,491.

As of June 30, 2000 there were two customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at June 30, 2000 was $65,242. Management believes its reserve is adequate related to these customers. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in Murdock (an entity in the telecommunications industry), pay telephones and computer equipment, representing approximately 40%, 42% and 14%, respectively, of the portfolio at June 30, 2000. The Murdock notes were received as part of a restructuring, as discussed above.

YEAR 2000 ISSUE
The Partnership and its General Partner have encountered no problems relating to the year 2000 issue. The Partnership and its General Partner are not aware of any year 2000 problems or situations encountered by its customers, vendors, affiliates, or others.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK EQUITY PRICE SENSITIVITY

The tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The tables present the carrying amounts and fair values as of June 30, 2000.

                                                   Carrying Amount            Fair Value
          Common Stock-Murdock                       $     5,650              $     5,650
                                                     -----------              -----------
          Marketable equity security                 $     5,650              $     5,650
                                                     ===========              ===========

                                                   Carrying Amount            Fair Value
          Common Stock-Murdock                       $    14,376              $    14,376
          Preferred Stock-Murdock                        191,600                  191,600
          Preferred Stock-Actel                          137,423                  137,423
                                                     -----------              -----------
          Not readily marketable equity securities   $   343,399              $   343,399
                                                     ===========              ===========


The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve common equity values. Since the investments are in emerging companies, the equity prices can be volatile. At June 30, 2000, the total amount at risk was $349,049. The Partnership holds 16,371 shares of Murdock common stock as a marketable equity security and 44,263 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. At June 30, 2000, the market price of Murdock was $.41 per share.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of June 30, 2000.

         Expected                   Fixed Rate                 Average
         Maturity Date           Notes Receivable           Interest Rate
         -------------           ----------------           -------------
         2000                      $     3,825                     12.17%
         2001                           22,050                     12.00%
         2002                              -0-                     12.00%
         2003                          116,842                     12.00%
                                   -----------
         Total                     $   142,717
                                   ===========

         Fair Value                $   142,717
                                   ===========

The Partnership manages interest rate risk, its primary risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

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


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)


Date: August 7, 2000               /s/ Ronald O. Brendengen
      --------------               ---------------------------------------------
                                   Ronald O. Brendengen, Chief Financial
                                   Officer, Treasurer


Date: August 7, 2000               /s/ Daniel P. Wegmann
      --------------               ---------------------------------------------
                                   Daniel P. Wegmann, Controller