Form 10-Q
period 2000-09-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2000-11-14
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                         Commission File Number 0-21458
                                                -------

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Iowa                                        42-1367356
             ----                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

          701 Tama Street, Marion, Iowa                     52302
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

As of October 27, 2000, 66,714 units were issued and outstanding. Based on the book value at September 30, 2000 of $17.84 per unit, the aggregate market value at October 27, 2000 was $1,190,178.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                                               Page
                                                                                               ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) - September 30, 2000
              and December 31, 1999                                                              3

              Statements of Changes in Net Assets (Liquidation Basis) - three months
              and nine months ended September 30, 2000 and 1999                                  4

              Statements of Cash Flows - nine months ended
              September 30, 2000 and 1999                                                        5

              Notes to Financial Statements                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              8


Part II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                       9

Signatures                                                                                      10

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)



                                                 (Liquidation Basis)     (Liquidation Basis)
                                                 September 30, 2000       December 31, 1999
                                                 -------------------     -------------------
ASSETS
     Cash and cash equivalents                      $  249,469             $  135,796
     Marketable equity security                         18,451                 31,394
     Not readily marketable equity securities          192,408                268,620
     Net investment in direct financing leases
      and notes receivable (Note B)                    182,005                382,027
     Equipment leased under operating leases               -0-                775,597
     Installment receivable                            739,500                    -0-
     Other assets                                       10,877                    -0-
                                                    ----------             ----------

TOTAL ASSETS                                         1,392,710              1,593,434
                                                    ----------             ----------


LIABILITIES
     Outstanding checks in excess of bank balance          -0-                 94,490
     Trade accounts payable                             15,561                  9,535
     Due to affiliates                                     -0-                    477
     Accrued expenses and other liabilities                523                 21,075
     Lease security deposits                             9,089                 18,888
     Reserve for estimated costs during the
         period of liquidation                         177,328                259,000
                                                    ----------             ----------

TOTAL LIABILITIES                                      202,501                403,465
                                                    ----------             ----------


NET ASSETS                                          $1,190,209             $1,189,969
                                                    ==========             ==========

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)


                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30                 SEPTEMBER 30
                                          1999           2000           1999          2000
----------------------------------------------------------------------------------------------
Net assets at beginning of period     $ 1,949,505    $ 1,217,975    $ 2,721,580    $ 1,189,969

Income from direct financing leases        25,206          2,998        118,121         10,889

Interest and other income                   4,339         12,438         21,786         31,066

Distributions to partners                (570,000)           -0-     (1,465,000)           -0-

Withdrawals of limited partners            (5,087)           -0-        (17,219)       (10,167)

Change in estimate of liquidation
   value of net assets                     35,720        (43,202)        60,415        (31,548)
                                      -----------    -----------    -----------    -----------
Net assets at end of period           $ 1,439,683    $ 1,190,209    $ 1,439,683    $ 1,190,209
                                      ===========    ===========    ===========    ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                                  ------------------    ------------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals       $    10,407            $   200,322
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                            31,548                (60,415)
Non-cash dividend income                                                 (7,889)                   -0-
Accretion of notes receivable                                            (2,730)                   -0-
Changes in operating assets and liabilities:
     Other assets                                                       (10,877)                   -0-
     Outstanding checks in excess of bank balance                       (94,490)                87,027
     Trade accounts payable                                               6,026                 23,675
     Due to affiliates                                                     (477)                   -0-
     Accrued expenses                                                   (20,552)                (5,288)
     Reserve for estimated costs during the period of liquidation       (81,672)              (173,182)
                                                                    -----------            -----------
Net cash from operating activities                                     (170,706)                72,139
                                                                    -----------            -----------

INVESTING ACTIVITIES
Repayments of direct financing leases and notes                         118,360                348,033
Proceeds from sale of direct financing leases                            55,485                746,418
Sale of equipment under operating lease                                 130,500                    -0-
Security deposits paid                                                   (9,799)               (43,700)
                                                                    -----------            -----------
Net cash from investing activities                                      294,546              1,050,751
                                                                    -----------            -----------

FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                          (10,167)            (1,482,219)
                                                                    -----------            -----------
Net cash from financing activities                                      (10,167)            (1,482,219)
                                                                    -----------            -----------

Net increase (decrease) in cash and cash equivalents                    113,673               (359,329)
Cash and cash equivalents at beginning of period                        135,796                711,589
                                                                    -----------            -----------
Cash and cash equivalents at end of period                          $   249,469            $   352,260
                                                                    ===========            ===========


SUPPLEMENTAL DISCLOSURES:
Non-cash conversion of leases to notes and
   not readily marketable equity security                           $   174,811            $       -0-
Non-cash conversion of equipment to installment receivable              739,500                    -0-


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

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

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:


                                                         (Liquidation Basis)  (Liquidation Basis)
                                                          September 30, 2000   December 31, 1999
                                                          ------------------   -----------------
         Minimum lease payments receivable                  $  140,885            $   562,302
         Estimated unguaranteed residual values                 26,448                 29,955
         Unearned income                                       (19,408)              (104,530)
         Unamortized initial direct costs                           69                    607
         Notes receivable                                      130,609                 32,835
         Adjustment to estimated net realizable value          (96,598)              (139,142)
                                                            ----------            -----------
         Net investment in direct financing
            leases and notes receivable                     $  182,005            $   382,027
                                                            ==========            ===========

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $41,955 in income from direct financing leases, notes receivable, and other income during the first nine months of 2000. This represents an annualized return on average net assets of approximately 4.7%. Also, management decreased its estimate of the liquidation value of net assets during the first nine months of 2000 by $31,548, primarily due to changes in the estimated net realizable values of certain equity securities held by the Partnership. The Partnership has accrued the estimated expenses of liquidation, which is $177,328 at September 30, 2000. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

In June, 2000, the Partnership's two leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment in the contracts totalled $174,811. The Partnership received two notes and recorded these at their estimated net realizable value of $127,879 and 23,983 shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"), a not readily marketable security. The estimated net realizable value of the Actel preferred stock was $137,423, resulting in an increase in management's estimated liquidation value of net assets of $90,491. The notes receivable are accreted over the term of the notes to their face value. This resulted in interest income of $2,730 for the nine months ended September 30, 2000.

As of September 30, 2000 there was one customer with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in this contract at September 30, 2000 was $48,562. Management believes its reserve is adequate related to this customer. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

In August, 2000, the Partnership sold equipment previously held under operating leases for $870,000, resulting in a gain on the sale of $94,403. The buyer was scheduled to make three payments totalling the $870,000. They made the first payment at the time of the sale of $130,500, but did not make the second payment of $663,375 scheduled for September 20. At September 30, 2000, $739,500 is carried on the balance sheet as an installment receivable relating to this sale. Management will continue to monitor this contract and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in Murdock (an entity in the telecommunications industry), pay telephones and computer equipment, representing approximately 47%, 36% and 14%, respectively, of the portfolio at September 30, 2000. The Murdock notes were received as part of a restructuring, as discussed above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY
The tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The tables present the carrying amounts and fair values as of September 30, 2000.


                                                           Carrying Amount             Fair Value
                                                           ---------------            ------------
              Common Stock-Murdock                          $    18,451                $    18,451
                                                            -----------                -----------
              Marketable equity security                    $    18,451                $    18,451
                                                            ===========                ===========

                                                           Carrying Amount             Fair Value
                                                           ---------------            ------------
              Common Stock-Murdock                          $    54,985                $    54,985
              Preferred Stock-Actel                             137,423                    137,423
                                                            -----------                -----------
              Not readily marketable equity securities      $   192,408                $   192,408
                                                            ===========                ===========


The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve common equity values. Since the investments are in emerging companies, the equity prices can be volatile. At September 30, 2000, the total amount at risk was $210,859. On September 30, 2000, the Partnership's 1,916 shares of Murdock preferred stock were converted to common stock at a rate of 88.88 shares of common for each share of preferred held. The Partnership holds 57,885 shares of Murdock common stock as a marketable equity security and 183,302 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. At September 30, 2000, the market price of Murdock was $.38 per share.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of September 30, 2000.


                  Expected                  Fixed Rate           Average
                  Maturity Date          Notes Receivable     Interest Rate
                  -------------          ----------------     -------------
                    2000                  $       -0-           18.00%
                    2001                       11,202           18.00%
                    2002                          -0-           18.00%
                    2003                      119,407           18.00%
                                          -----------
                    Total                 $   130,609
                                          ===========

                    Fair Value            $   130,609
                                          ===========


The Partnership manages interest rate risk, its primary risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS
Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court had granted several extensions and the litigation was on hold until the trustee had made a decision, however, in mid September the extension expired and was not renewed. The Motion for Summary Judgement is now being considered by the judge. No loss, if any, has been recorded in the financial statements with respect to this matter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)



Date: November 10, 2000                     /s/ Ronald O. Brendengen
      -----------------                     ------------------------------------
                                            Ronald O. Brendengen,
                                            Chief Financial Officer, Treasurer


Date: November 10, 2000                     /s/ Daniel P. Wegmann
      -----------------                     ------------------------------------
                                            Daniel P. Wegmann, Controller