Form 10-K405
period 2000-12-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2001-03-29
CIK 874394

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____.

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

         Registrant's telephone number, including area code 319-447-5700
                                                            ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 1, 2001, 66,650 units were issued and outstanding. Based on the book value of $11.91 per unit at December 31, 2000, the aggregate market value at March 1, 2001 was $793,802.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the prospectus included in the Partnership's Post Effective Amendment No. 4 to the Registration Statement on Form S-1 filed December 22, 1992 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1   Business...........................................................   3
Item 2   Properties.........................................................   4
Item 3   Legal Proceedings..................................................   4
Item 4   Submission of Matters to a Vote of Unit Holders....................   4

                                     PART II

Item 5   Market for the Registrant's
         Common Equity and Related Stockholders Matters.....................   5
Item 6   Selected Financial Data............................................   5
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   6
Item 7A  Quantitative and Qualitative Disclosures About Market Risk.........   8
Item 8   Financial Statements and Supplementary Data........................   9
Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.............................  27

                                    PART III

Item 10  Directors and Executive Officers of the Registrant.................  27
Item 11  Executive Compensation.............................................  28
Item 12  Security Ownership of Certain
         Beneficial Owners and Management...................................  29
Item 13  Certain Relationships and Related Transactions.....................  29

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K....  30

         SIGNATURES.........................................................  31
         EXHIBIT INDEX......................................................  32

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

The Partnership was originally scheduled to dissolve by December 31, 1999. However, in November, 1999, the partners voted to extend the Partnership until December 31, 2005, unless dissolved sooner due to the occurrence of any of the following events: (i) the vote by limited partners owning a majority of the Partnership in accordance with the Partnership Agreement; (ii) the withdrawal, bankruptcy, or dissolution and liquidation or other cessation to exist as a legal entity of the General Partner (unless any successor general partner elected in accordance with the provisions of the Partnership Agreement elects to continue the business of the Partnership); (iii) the final distribution of all liquidating distributions among the limited partners pursuant to the Partnership Agreement; or (iv) the sale or disposition of all or substantially all of the assets of the Partnership without the subsequent reinvestment in equipment.

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

The equipment purchased by the Partnership consists of advanced technology pay telephones and call processing systems to be used in hotels, hospitals, colleges, universities, and correctional institutions. The Partnership also purchased and leased other equipment.

The Partnership's equipment leases are concentrated in the pay telephone industry representing approximately 34%, 72%, and 85% of the Partnership's direct finance lease portfolio at December 31, 2000, 1999, and 1998, respectively. At December 31, 2000, two customers accounted for 83% of the Partnership's net investment in direct financing leases and notes receivable.

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

ITEM 3.  LEGAL PROCEEDINGS
Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court had granted several extensions and the litigation was on hold until the trustee had made a decision, however, in mid September the extension expired and was not renewed. The Motion for Summary Judgement filed by the General Partner has been denied. No further action has been taken at this time by the plaintiff. No loss, if any, has been recorded in the financial statements with respect to this matter.

On January 10, 2000, SA Communications, Inc., a debtor in bankruptcy, filed a complaint in the United States Bankruptcy Court for the District of Delaware against the Partnership to avoid transfers and to recover property transferred. The complaint alleged that on September 10, 1997, the debtor paid a check in the amount of $45,069.83 to the Partnership which constituted a preferential transfer in favor of the Partnership. The Partnership filed an answer denying that the payment constituted a preference. Initially, there was a requirement that the parties should exchange discovery documents but that exchange of documents has been continued indefinitely. The Partnership believes that the payment was received in the ordinary course of business and should not constitute a preferential transfer.

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

                                   Number of Partners
          Title of Class            at March 1, 2000
          ------------------------------------------
          Limited Partners                 1,156
          General Partner                      1

Distributions of $300,000, $1,565,000, $8,477,803, $2,035,780, and $2,039,573
were made to investors in 2000, 1999, 1998, 1997, and 1996, respectively. This represented distributions per unit of $4.49 for 2000, $23.21 for 1999, $125.23 for 1998, and $30.00 for 1996 through 1997.

ITEM 6.  SELECTED FINANCIAL DATA
                                              (HISTORICAL COST BASIS)
                                   --------------------------------------------
                                           Three
                                    Months Ended     Year Ended      Year Ended
                                   Mar. 31, 1998  Dec. 31, 1997   Dec. 31, 1996
                                   -------------  -------------   -------------
Total Revenue                          $ 402,020    $ 2,624,821     $ 3,289,142
Net Income (Loss)                         94,123       (220,095)      1,008,207
Provision for Possible Losses             64,711      1,801,233         577,931
Net Income (Loss) per Unit                  1.39          (3.25)          14.83
Distributions per Unit                      7.50          30.00           30.00
Distributions to Partners                508,064      2,035,780       2,039,573

                            (LIQUIDATION BASIS)                 (HISTORICAL COST BASIS)
                -------------------------------------------   ----------------------------
               Dec. 31, 2000   Dec. 31, 1999  Dec. 31, 1998  Dec. 31, 1997   Dec. 31, 1996
               -------------   -------------  -------------  -------------   -------------
Total Assets      $  969,554     $ 1,593,434    $ 3,215,954    $11,640,576     $15,642,179
Line of Credit           ---             ---            ---         50,557       1,060,490
Bank term loan           ---             ---            ---            ---         845,149

                                               (LIQUIDATION BASIS)
                                    --------------------------------------------
                                       Year Ended      Year Ended Mar. 31, 1998-
                                    Dec. 31, 2000   Dec. 31, 1999  Dec. 31, 1998
                                    -------------   -------------  -------------
Change in net assets, excluding
     distributions and withdrawals      $ (85,161)     $   50,608     $  235,258
Distributions to Partners                 300,000       1,565,000      7,969,739
Distributions per Unit                       4.49           23.21         117.73

The selected financial data above was derived from the liquidation basis financial statements of the Partnership from March 31, 1998 through December 31, 2000 and the historical cost basis financial statements prior to March 31, 1998. As of March 31, 1998, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts. The change to liquidation basis accounting may materially affect the comparability of the selected financial data.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $21,706 in income from direct financing leases, notes receivable, interest, and other income for the year ended December 31, 2000.

Management decreased its estimate of the liquidation value of net assets during 2000 by $106,867. This decrease in the liquidation value of net assets is primarily due to a decrease in the estimated net realizable value of equity securities held by the Partnership. Although management will make every effort to collect leases, sell equipment and maximize equity positions as quickly as possible, no assurance can be given that the Partnership will be dissolved prior to December 31, 2005.

The return on average net assets, excluding the decrease in the estimate of the liquidation value of net assets discussed above, was 2.2% for the year ended December 31, 2000. The Partnership will continue to make distributions to the partners as leases and notes receivable are collected or sold and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 2000, there have been distributions totaling $21,048,223. As of December 31, 2000 the Partnership had $137,712 of cash on hand.

In June, 2000, the Partnership's two leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment in the contracts totalled $174,811. The Partnership received two notes and recorded these at their estimated net realizable value of $127,879 and 34,947 (adjusted for a stock split) shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"), a not readily marketable security. The estimated net realizable value of the Actel preferred stock was $78,630 at December 31, 2000. The Partnership is not accruing interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Partnership has also established reserves for 50% of the face value of the notes receivable due to this uncertainty.

During 1996, management provided a specific reserve of $284,000 related to a lease with a customer. Due to the uncertainty regarding the amount and timing of the future payments, the Partnership reclassified its net investment in the lease at December 31, 1996 of $1,273,643, net of the specific allowance, to equipment under operating leases. The equipment under this lease was being depreciated under the straight-line method over its estimated remaining life. Depreciation expense on this equipment was $65,400 in the first quarter of 1998 and $236,446 in 1997. Also, the Partnership recorded an additional decrease to the estimated net realizable value of the equipment of $196,200 as of December 31, 1998. Under the operating lease, the customer was to pay the Partnership an amount based on the percent of the customer's monthly net cash proceeds from operating the pay phone route. The Partnership received $104,477 in 1997 from the customer under this arrangement. The customer had not made a payment since July 1997. The Partnership carried the equipment at a net realizable value of $775,597 at December 31, 1999.

In August, 2000, the Partnership sold this equipment previously held under operating leases for $870,000, resulting in a gain on the sale of $94,403. The buyer was scheduled to make three payments totalling the

$870,000. They made the first payment at the time of the sale of $130,500, but did not make the subsequent scheduled payments. Payments totalling $317,115 were made in 2000, resulting in $552,885 being carried on the statement of net assets as a note receivable at December 31, 2000 relating to this sale. Management will continue to monitor this contract and take the necessary steps to protect the Partnership's investment.

As of December 31, 2000 there was one customer with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in this contract at December 31, 2000 was $43,751. Management believes its reserve is adequate related to this customer. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment. In addition, notes receivable of $119,351 were on non-accrual status due to concern over collectibility, as discussed above.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner serves as a general partner of a privately offered active limited partnership. As of December 31, 2000, the net proceeds of the private program, TIF X, and TIF XI have been invested in specific equipment. TIF X entered the liquidation phase on December 31, 1999. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

The equipment leases acquired by the Partnership were financed to yield rates of return between 15% and 20%. The lease terms vary from 36 months to 60 months. Rates charged on a particular lease depend on a variety of factors, including the size of the transaction and the financial strength of the lessee. Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership adopted SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard did not have any material impact on the Partnership's results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES
Under terms of the Partnership agreement, the Partnership is required to establish working capital reserves of no less than 1% of the total capital raised ($169,755 at December 31, 2000). At December 31, 2000, actual cash on hand was $137,712. However, upon entering the liquidation phase, the General Partner has prioritized the liquidation of assets and distributing remaining proceeds to the partners. Management believes that the cash on hand at December 31, 2000 is sufficient to satisfy current operating expenses and costs of the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK EQUITY PRICE SENSITIVITY The tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The tables present the carrying amounts and fair values as of December 31, 2000.

                                        Carrying Amount        Fair Value
                                        ---------------        ----------
     Common Stock-Murdock                 $     5,536          $     5,536
                                          -----------          -----------
     Available-for-sale securities        $     5,536          $     5,536
                                          ===========          ===========

                                        Carrying Amount        Fair Value
                                        ---------------        ----------
     Common Stock-Murdock                 $    13,400          $    13,400
     Preferred Stock-Actel                     78,630               78,630
                                          -----------          -----------
     Not readily marketable securities    $    92,030          $    92,030
                                          ===========          ===========

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investments are in emerging companies, the equity prices can be volatile. On September 30, 2000, the Partnership's 1,916 shares of Murdock preferred stock were converted to common stock at a rate of 89 shares of common stock for each share of preferred held. The Partnership holds 69,473 shares of Murdock as available for sale and 178,645 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. At December 31, 2000, the market price of Murdock was $.09375 per share. At December 31, 2000, the total amount at risk was $97,566.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of December 31, 2000.

     Expected                     Fixed Rate            Weighted Average
     Maturity Date             Notes Receivable          Interest Rate
     -------------             ----------------          -------------
     2001                        $   556,072                 13.00%
     2002                                -0-                 13.00%
     2003                            116,164                 13.00%
                                 -----------
     Total                       $   672,236
                                 ===========

     Fair Value                  $   672,236
                                 ===========

The Partnership manages interest rate risk, its primary risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and related information as of and for the years ended December 31, 2000, December 31, 1999, and December 31, 1998 are included in Item 8:

     Independent Auditors' Report

     Statements of Net Assets as of December 31, 2000 and 1999 (Liquidation
       Basis)

     Statements of Changes in Net Assets (Liquidation Basis) for the Years Ended
       December 31, 2000 and 1999 and for the Period from March 31, 1998 (Initial Adoption of Liquidation Basis) to December 31, 1998

     Statements of Operations and Comprehensive Income (Going Concern Basis) for the Three Months Ended March 31, 1998

     Statements of Changes in Partners' Equity (Going Concern Basis) for the Three Months Ended March 31, 1998

     Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and
       1998

     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Partners
Telecommunications Income Fund IX, L.P.

We have audited the accompanying statements of net assets (liquidation basis) of Telecommunications Income Fund IX, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of changes in net assets (liquidation basis) for the years ended December 31, 2000 and 1999 and for the period from March 31, 1998 (initial adoption of liquidation basis) to December 31, 1998. In addition, we have audited the accompanying statements (going concern basis) of operations and comprehensive income and of changes in partners' equity of the Partnership for the three months ended March 31, 1998. In addition, we have audited the accompanying statements of cash flows of the Partnership for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets begin in the second quarter of 1998, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective March 31, 1998.

In our opinion, such financial statements present fairly, in all material respects, (1) the net assets of Telecommunications Income Fund IX, L.P. at December 31, 2000 and 1999, (2) the changes in its net assets for the years ended December 31, 2000 and 1999 and for the period from March 31, 1998 (initial adoption of liquidation basis) to December 31, 1998, (3) the results of its operations for the three months ended March 31, 1998, and (4) its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America on the basis described in the preceding paragraph.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.



/s/ Deloitte & Touche LLP



Cedar Rapids, Iowa
March 23, 2001

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF NET ASSETS
AS OF DECEMBER 31, 2000 AND 1999 (LIQUIDATION BASIS)
--------------------------------------------------------------------------------

ASSETS                                                      2000         1999

  Cash and cash equivalents                              $  137,712   $  135,796
  Marketable equity securities (Note 2)                       5,536       31,394
  Not readily marketable equity securities (Note 2)          92,030      268,620
  Net investment in direct financing leases
    and notes receivable (Notes 3 and 4)                    729,450      382,027
  Equipment leased under operating leases (Note 5)               --      775,597
  Other assets                                                4,826           --
                                                         ----------   ----------
           Total assets                                     969,554    1,593,434
                                                         ----------   ----------
LIABILITIES

  Outstanding checks in excess of bank balance                   --       94,490
  Trade accounts payable                                      9,683        9,535
  Due to affiliates                                              --          477
  Accrued expenses and other liabilities                         --       21,075
  Lease security deposits                                     9,089       18,888
  Reserve for estimated costs during the period of
     liquidation                                            157,138      259,000
                                                         ----------   ----------
           Total liabilities                                175,910      403,465
                                                         ----------   ----------
CONTINGENCIES (Notes 3 and 9)

NET ASSETS                                               $  793,644   $1,189,969
                                                         ==========   ==========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM MARCH 31, 1998
(INITIAL ADOPTION OF LIQUIDATION BASIS) TO DECEMBER 31, 1998
--------------------------------------------------------------------------------

NET ASSETS AS OF MARCH 31, 1998 (GOING CONCERN BASIS)               $10,469,843

  Adjustment to liquidation basis (Note 1)                             (181,817)
                                                                    -----------
NET ASSETS AS OF MARCH 31, 1998 (LIQUIDATION BASIS)                  10,288,026

  Income from direct financing leases                                   539,245
  Interest and other income                                             114,175
  Change in estimate of liquidation value of net assets (Note 1)       (236,345)
  Distributions to partners ($117.73 per unit) (Note 6)              (7,969,739)
  Withdrawals of limited partners                                       (13,782)
                                                                    -----------
NET ASSETS AS OF DECEMBER 31, 1998                                    2,721,580

  Income from direct financing leases                                   124,961
  Interest and other income                                              48,676
  Change in estimate of liquidation value of net assets (Note 1)       (123,029)
  Distributions to partners ($23.21 per unit) (Note 6)               (1,565,000)
  Withdrawals of limited partners                                       (17,219)
                                                                    -----------
NET ASSETS AS OF DECEMBER 31, 1999                                    1,189,969

  Income from direct financing leases                                    13,876
  Interest and other income                                               7,830
  Change in estimate of liquidation value of net assets (Note 1)       (106,867)
  Distributions to partners ($4.49 per unit) (Note 6)                  (300,000)
  Withdrawals of limited partners                                       (11,164)
                                                                    -----------
NET ASSETS AS OF DECEMBER 31, 2000                                  $   793,644
                                                                    ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (GOING CONCERN BASIS)
THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

REVENUES:
  Income from direct financing leases                                 $ 356,900
  Gain on lease terminations                                              8,808
  Interest and other income                                              36,312
                                                                      ---------
           Total revenues                                               402,020
                                                                      ---------
EXPENSES:
  Management and administrative fees                                     72,794
  Other general and administrative expenses                              77,320
  Interest expense                                                       16,817
  Provision for possible loan and lease losses                           64,711
  Depreciation expense                                                   65,400
  Impairment loss on equipment                                           10,855
                                                                      ---------
           Total expenses                                               307,897
                                                                      ---------
NET INCOME                                                               94,123

OTHER COMPREHENSIVE LOSS -
  Unrealized loss on available for sale securities                      (20,869)
                                                                      ---------

COMPREHENSIVE INCOME                                                  $  73,254
                                                                      =========
NET INCOME ALLOCATED TO:
  General partner                                                     $      90
  Limited partners                                                       94,033
                                                                      ---------
                                                                      $  94,123
                                                                      =========

NET INCOME PER PARTNERSHIP UNIT                                       $    1.39
                                                                      =========
WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                            67,742
                                                                      =========

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (GOING CONCERN BASIS)
THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

                                                                                                    UNREALIZED
                                                                                                     LOSS ON
                                                   GENERAL                LIMITED PARTNERS          AVAILABLE-          TOTAL
                                                   PARTNER             -----------------------       FOR-SALE         PARTNERS'
                                                 (40 UNITS)            UNITS         AMOUNT         SECURITIES         EQUITY
BALANCE AT JANUARY 1, 1998                      $     10,502           67,722     $ 10,912,710     $    (15,025)    $ 10,908,187

  Net income                                              90               --           94,033               --           94,123

  Distributions to partners ($7.50 per unit)
    (Note 6)                                            (300)              --         (507,764)              --         (508,064)

  Withdrawal of limited partner                           --              (20)          (3,534)              --           (3,534)

  Change in unrealized loss on
    available-for-sale securities                         --               --               --          (20,869)         (20,869)
                                                ------------           ------     ------------     ------------     ------------
BALANCE AT MARCH 31, 1998                       $     10,292           67,702     $ 10,495,445     $    (35,894)    $ 10,469,843
                                                ============           ======     ============     ============     ============

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                 2000             1999             1998
OPERATING ACTIVITIES:
  Net income (loss)/change in net assets excluding
    distributions and withdrawals                                            $   (85,161)     $    50,608      $  (308,512)
  Adjustments to reconcile to net cash from operating activities:
    Liquidation basis adjustments                                                106,867          123,029          778,118
    Gain on lease terminations                                                        --               --           (8,808)
    Depreciation of equipment                                                         --               --           65,400
    Amortization of intangibles                                                       --               --            1,038
    Provision for possible loan and lease losses                                      --               --           64,711
    Impairment loss on equipment                                                      --               --           10,855
    Noncash dividend income                                                       (9,850)         (22,351)              --
    Changes in operating assets and liabilities:
      Other assets                                                                (4,826)              --          384,060
      Outstanding checks in excess of bank balance                               (94,490)           4,863           89,627
      Trade accounts payable                                                         148          (27,145)          19,344
      Due to affiliates                                                             (477)             477         (128,308)
      Accrued expenses and other liabilities                                    (122,937)        (183,687)        (167,739)
                                                                             -----------      -----------      -----------
           Net cash from operating activities                                   (210,726)         (54,206)         799,786
                                                                             -----------      -----------      -----------
INVESTING ACTIVITIES:
  Acquisition of, and purchases of equipment for direct financing leases              --               --       (2,827,907)
  Repayments of direct financing leases                                          111,496          342,084        1,663,124
  Proceeds from sale or termination of direct financing leases                    63,251          743,998        9,082,927
  Proceeds from sale of equipment under operating lease                          336,815               --               --
  Repayments of notes receivable                                                  22,043           21,032          489,299
  Issuance of notes receivable                                                        --               --         (108,475)
  Net lease security deposits paid                                                (9,799)         (46,482)        (300,382)
                                                                             -----------      -----------      -----------
           Net cash from investing activities                                    523,806        1,060,632        7,998,586
                                                                             -----------      -----------      -----------
FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                                             --               --        3,788,403
  Repayments of line-of-credit borrowings                                             --               --       (3,838,960)
  Distributions and withdrawals paid to partners                                (311,164)      (1,582,219)      (8,495,119)
                                                                             -----------      -----------      -----------
           Net cash from financing activities                                   (311,164)      (1,582,219)      (8,545,676)
                                                                             -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,916         (575,793)         252,696

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   135,796          711,589          458,893
                                                                             -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $   137,712      $   135,796      $   711,589
                                                                             ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $        45      $        --      $    17,457
  Noncash investing and financing activities:
    Direct financing lease converted to investment in not readily
      marketable equity security                                                      --               --          191,600
    Direct financing lease converted to notes and receivable and
      not readily marketable equity security                                     174,811               --               --
    Operating lease converted to note receivable                                 870,000               --               --

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS - Telecommunications Income Fund IX, L.P. (the "Partnership") was formed on April 2, 1991 under the Iowa Limited Partnership Act. The general partner of the Partnership is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation. During its offering period, the Partnership sold 68,007 units of partnership interests at a price per unit of $250.

     The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquired equipment for lease to third parties. The lease agreements with individual customers were generally in excess of $500,000 and certain agreements exceed 10% of the Partnership's direct finance lease and notes receivable portfolio (see Note 3). The Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of Partnership assets on May 1, 1998 as required by the Partnership agreement. Originally, the Partnership was required to dissolve on December 31, 1999. During November 1999, the limited partners approved an amendment to extend the term of the Partnership to December 31, 2005 to allow for the orderly liquidation of the remaining assets.

     BASIS OF PRESENTATION - The Partnership began the orderly liquidation of Partnership assets in the second quarter of 1998 as discussed above. As a result, on March 31, 1998 the Partnership adopted the liquidation basis of accounting. The statements of net assets as of December 31, 2000 and 1999 and the statements of changes in net assets for the years ended December 31, 2000 and 1999 and the period from March 31, 1998 to December 31, 1998 have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

     The net adjustment as of March 31, 1998 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $181,817, which is included in the statement of changes in net assets for the period ended December 31, 1998. Significant increases (decreases) in the carrying value of net assets are summarized as follows:


     Increase to reflect net realizable value of net investment
       in direct financing leases                                    $  391,588
     Write-off of intangible assets                                      (2,423)
     Record estimated liabilities associated with carrying
       out the liquidation                                             (570,982)
                                                                     ----------
     Net decrease in carrying value                                  $ (181,817)
                                                                     ==========

     Changes in the estimated liquidation value of net assets during the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                                           2000          1999         1998
     Change in estimate of liquidation value of:
       Securities                                        $(180,736)    $ (26,341)   $       -
       Direct financing leases and notes receivable         73,869        64,377            -
       Equipment leased under operating leases                   -             -     (196,200)
       Equipment held for sale                                   -             -      (40,145)
       Estimated liabilities associated with carrying
         out the liquidation                                    -       (161,065)          -
                                                         ---------     ---------    ---------
     Total                                               $(106,867)    $(123,029)   $(236,345)
                                                         =========     =========    =========

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

     The statements (going concern basis) of operations and comprehensive income and of changes in partners' equity for the three months ended March 31, 1998 have been prepared using the historical cost (going concern) basis of accounting on which the Partnership had previously reported its financial condition and results of operations.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the net realizable values of the Partnership's assets and the reserve for estimated costs during the period of liquidation.

     Equity securities comprise preferred and common stock investments in two companies. A prospective buyer may require a substantially lower price than currently estimated and the operating results and prospects of these companies may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of equity securities.

     Most of the Partnership's leases and notes receivable are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through timely collection efforts, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the net realizable value of leases and notes receivable.

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

     CERTAIN RISK CONCENTRATIONS - Two customers represented 83% of the Partnership's net investment in direct financing leases and notes receivable at December 31, 2000. Also, 19% of the Partnership's investment in securities at December 31, 2000 represents equity securities of one of these customers.

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

     EQUITY SECURITIES - The Partnership's common equity securities are restricted as to sale in the public market under rule 144 of the Securities and Exchange Commission. Common equity securities, which can be sold in the public market within one year, are classified as marketable equity securities and valued at the published market price, less an estimated illiquidity discount. Common equity securities, which cannot be sold in the public market within one year, are classified as not readily marketable and valued at an estimated discount from the published market price reflective of their more illiquid nature.

     The Partnership's preferred equity securities are valued at their liquidation preference value or estimated net realizable value, if higher, based on benchmark comparisons to similar public companies.

     NET INVESTMENT IN DIRECT FINANCING LEASES - The Partnership's primary activity consists of leasing telecommunications equipment under direct financing leases generally over a period of three to five years. At the time of closing a direct financing lease, the Partnership recorded the gross lease contract receivable, the estimated unguaranteed residual value, and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the cost of the equipment leased. In addition, the Partnership capitalized all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate-of-return on the net investment in the lease. Lessees are responsible for all taxes, insurance, and maintenance costs.

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

     ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES - The Partnership performed credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases, which are deemed uncollectible, are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

     NET REALIZABLE VALUE OF NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE - Management, in arriving at the net realizable value of the Partnership's net investment in direct financing leases and notes receivable, considered the contractual repayment schedule, the estimated duration of the liquidation period, the customer concentration risk, and interest rate levels, among other factors, in arriving at a discount to apply to the portfolio at December 31, 2000 and 1999 to estimate its net realizable value.

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

     The estimated net realizable value at December 31, 1999 was based on a purchase offer adjusted for management's best estimate of the final expected sale price of the equipment.

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

     RECLASSIFICATIONS - Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation.

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership adopted SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard did not have any impact on the Partnership's results of operations, financial position or cash flows as the Partnership is on the liquidation-basis.

2.   EQUITY SECURITIES

     The Partnership's equity securities consist of the following at December 31, 2000 and 1999:

                                                                           2000            1999
     Marketable equity securities - 69,473 common shares at
       December 31, 2000 and 15,084 common shares at
       December 31, 1999 of Murdock Communications Corporation,
       a call processor that operates in the telecommunications
       industry                                                           $  5,536       $ 31,394
                                                                          ========       ========

     Not readily marketable equity securities:
       178,645 common shares at December 31, 2000 and
         40,784 common shares at December 31, 1999 of Murdock
         Communications Corporation                                       $ 13,400       $ 77,020
       1,916 convertible preferred shares (convertible into 170,524 common shares), 8% cumulative dividend, of Murdock
         Communications Corporation at December 31, 1999
         at liquidation preference value                                         -        191,600
       34,947 Series A convertible preferred shares (convertible into
         104,841 common shares) of AcTel Integrated Communications,
         Inc., a competitive local exchange carrier which operates
         in the telecommunications industry, at December 31, 2000           78,630              -
                                                                          --------       --------
                                                                          $ 92,030       $268,620
                                                                          ========       ========

     Murdock Communications Corporation's primary asset at December 31, 2000 is an investment in Series A convertible preferred stock of AcTel Communications, Inc.

     During September 2000, the Partnership converted its 1,916 shares of convertible preferred shares into common stock of Murdock Communications Corporation according to the terms of the preferred stock agreement.

3.   NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

     The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2000 and 1999:

                                                           2000         1999

     Minimum lease payments receivable                   $123,016     $562,302
     Estimated unguaranteed residual values                26,448       29,955
     Unearned income                                      (16,410)    (104,530)
     Unamortized initial direct costs                          57          607
     Notes receivable                                     672,236       32,835
     Adjustment to estimated net realizable value         (75,897)    (139,142)
                                                         --------     --------
     Net investment in direct financing leases
          and notes receivable                           $729,450     $382,027
                                                         ========     ========

     At December 31, 2000 and 1999, the Partnership's contingent liability under recourse provisions totals $168,498.

     At December 31, 2000, contractual maturities under notes receivable, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                                      MINIMUM       ESTIMATED
                                    CONTRACTUAL        LEASE       UNGUARANTEED
                                     PRINCIPAL        PAYMENTS       RESIDUAL
                                     MATURITIES      RECEIVABLE       VALUES
     Years ending December 31:
                2001                 $ 555,394        $ 92,139       $21,350
                2002                         -          26,988         5,096
                2003                   116,842           3,889             2
                                     ---------        --------       -------
                Total                $ 672,236        $123,016       $26,448
                                     =========        ========       =======

     The Partnership leases equipment or provides financing to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases and notes receivable with these companies approximated $136,963 and $299,783 at December 31, 2000 and 1999, respectively.

     Six customers accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:

                                      2000          1999          1998

     Customer A                         -%           31%           19%
     Customer B                        35             5             -
     Customer C                        22             4             -
     Customer D                         -            12             3
     Customer E                        21             5             -
     Customer F                         -            22             9

4.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The changes in the allowance for possible loan and lease losses for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                             2000        1999         1998

     Balance at beginning of year          $100,343    $142,282    $ 1,922,056
       Provision                                  -           -         64,711
       Charge-offs, net of recoveries       (24,446)    (41,939)    (1,844,485)
                                           --------    --------    -----------
     Balance at end of year                $ 75,897    $100,343    $   142,282
                                           ========    ========    ===========

     The allowance for possible loan and lease losses consisted of specific allowances of $47,846, $84,147, and $5,075 for certain leases and general unallocated allowances of $28,051, $16,196, and $137,207 at December 31, 2000, 1999 and 1998, respectively. The allowance at December 31, 2000, 1999, and 1998 is included in the estimated net realizable value adjustment discussed in Note 3.

     Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. The General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds, which were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so, and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $1,596,739 at December 31, 1997, which is equal to the carrying value of the leases and advances associated with NACG. Such leases were charged-off against the allowance in the first quarter of 1998. The Partnership received $45,000 during 1999 from the sale of assets recovered to date and credited this to the allowance for possible loan and lease losses.

     In December 1998, the Partnership, Telecommunications Income Fund X, the General Partner, NACG, and others filed a suit against Shelby County, Tennessee ("County"). The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery has been completed. Management determined it was not economical to continue to spend Partnership funds in an effort to obtain additional information or to continue the lawsuit.

     At December 31, 2000, four customers were past due over 90 days. The Partnership's net investment in contracts with these customers totaled $605,978. Management did not provide a specific allowance at December 31, 2000 related to these customers. Management believes that the underlying collateral is adequate to recover the Partnership's net investment. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

     In June, 2000, the Partnership's two leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment in the contracts totaled $174,811. The Partnership received two notes and recorded these at their estimated net realizable value of $127,879 and 34,947 (adjusted for a stock split) shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"), a not readily marketable security. The estimated net realizable value of the Actel preferred stock was $78,630 at December 31, 2000. The Partnership is not accruing interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Partnership has also established reserves for 50% of the face value of the notes receivable due to this uncertainty and recorded a specific reserve of $47,846.

5.   EQUIPMENT

     In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. The remaining net equipment cost, which had been depreciated to $514,487 and related to hotel satellite television equipment, was expected by management to be recovered through the sale of the equipment. Such net equipment cost had been adjusted for an impairment loss of $350,000 in 1996, $113,487 in 1997, and $51,000 in 1998 ($10,855 in the first quarter and $40,145 as a decrease to the estimated net realizable value for the period from March 31, 1998 to December 31, 1998) to reflect management's estimated fair market value of the equipment.

     During 1996, management provided a specific reserve of $284,000 related to a lease with a customer and due to the uncertainty regarding the amount and timing of future payments reclassified its net investment in the lease at December 31, 1996 of $1,273,643, net of the specific allowance, to equipment under operating leases. The equipment under this lease was being depreciated under the straight-line method over its estimated remaining life. Depreciation expense in 1997 amounted to $236,446 and $65,400 in the first quarter of 1998. Also, the Partnership recorded an additional decrease to the estimated net realizable value of the equipment of $196,200 for the period from March 31, 1998 to December 31, 1998. Under the operating lease, the customer was to pay the Partnership an amount based on a percent of the customer's monthly net cash proceeds from operating the pay phone route. The Partnership had not received any payments since July 1997 from the customer under this arrangement. The Partnership sold the equipment in 2000 for $870,000 and recognized a gain of $94,403. At December 31, 2000 the Partnership has an installment receivable of $552,885 relating to the sale included in notes receivable.

6.   LIMITED PARTNERSHIP AGREEMENT

     The Partnership was formed pursuant to an Agreement of Limited Partnership dated as of April 2, 1991 and amended August 12, 1991 (the "Agreement"). The Agreement outlines capital contributions to be made by the partners and the allocation of cash distributions, net income, and net loss to the partners. Capital contributions by the partners to the Partnership consist of the $10,000 contributed by the General Partner and the amounts contributed by limited partners for the purchase of their units.

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

7.   MANAGEMENT AND SERVICE AGREEMENTS

     The Partnership paid an equipment management fee equal to 5% of the amount of gross rental payments received, to the General Partner during its operational phase. The Partnership entered its liquidation phase on May 1, 1998 and at that time discontinued the fee. During the year ended December 31, 1998, the management fee was $63,606.

     In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $30,000, $60,000, and $84,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8.   RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

     A reconciliation of the change in net assets (excluding distributions) for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                 2000                     1999                    1998
                          --------------------    ---------------------     -------------------
                                       PER                      PER                      PER
                          AMOUNT       UNIT        AMOUNT       UNIT        AMOUNT       UNIT
Change in net assets
  (excluding
  distributions) for
  financial reporting
  purposes                $ (85,161)  $ (1.26)    $  50,608     $   .75     $  308,512   $ 4.56
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                 (275,501)    (4.07)     (423,242)      (6.27)     1,965,813    29.05
Net change in
  allowance for
  possible loan and
  lease losses               24,445       .36        92,030        1.36     (1,779,774)  (26.29)
Gain on lease
  terminations              374,384      5.53             -           -        303,782     4.49
Net realizable
  value adjustments         106,867      1.58       123,029        1.82       (439,031)   (6.49)
                          ---------    ------     ---------     -------     ----------   ------
Net income (loss)
  for income tax
  reporting purposes      $ 145,034    $ 2.14     $(157,575)    $ (2.34)    $  359,302   $ 5.32
                          =========    ======     =========     =======     ==========   ======

9.   CONTINGENCIES

     Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgment, which was denied. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee has ruled the litigation will proceed. No loss, if any, has been recorded in the financial statements with respect to this matter.

     SA Communications filed a suit against the Partnership, the General Partner, and others alleging the Partnership received a preference of approximately $45,000 prior to the filing of its petition in bankruptcy. The Partnership maintains that it was receiving regular monthly payments and there was no preference. Negotiations are in progress with the bankruptcy trustee. No loss, if any, has been recorded in the financial statements with respect to this matter.

     The General Partner has approximately $2,200,000 of notes payable and redeemable preferred stock maturing in 2001 and may not have sufficient liquid assets to repay such amounts. The General Partner is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        2000 QUARTERS
                                 --------------------------------------------------------------
                                   FIRST       SECOND       THIRD        FOURTH         2000
     Income from direct
       financing leases           $ 4,318      $ 3,573      $ 2,998      $ 2,987      $ 13,876
     Interest and other income      5,385       13,243       12,438      (23,236)        7,830
     Distributions to partners          -            -            -     (300,000)     (300,000)
     Withdrawals of
       limited partners            (3,933)      (6,234)           -         (997)      (11,164)
     Change in estimate
       of liquidation value
       of net assets              (63,006)      74,660      (43,202)     (75,319)     (106,867)
                                 --------     --------    ---------    ---------     ---------
     Change in net assets        $(57,236)    $ 85,242    $ (27,766)   $(396,565)    $(396,325)
                                 ========     ========    =========    =========     =========

     Interest and other income for the fourth quarter of 2000 includes the reversal of $35,713 of income recognized for the Murdock Communications Corporation note receivable, which was estimated to be only 50% collectible in the fourth quarter.

                                                                 1999 QUARTERS
                               ------------------------------------------------------------------------
                                   FIRST          SECOND          THIRD        FOURTH          1999
     Income from direct
       financing leases           $ 53,470       $ 39,445       $ 25,206       $ 6,840       $ 124,961
     Interest and other income      14,597          2,850          4,339        26,890          48,676
     Distributions to partners    (760,000)      (135,000)      (570,000)     (100,000)     (1,565,000)
     Withdrawals of
       limited partners            (12,132)             -         (5,087)            -         (17,219)
     Change in estimate of
       liquidation value of
       net assets                   50,812        (26,117)        35,720      (183,444)       (123,029)
                                 ---------      ---------      ---------     ----------    -----------
     Change in net assets        $(653,253)     $(118,822)     $(509,822)    $(249,714)    $(1,531,611)
                                 =========      =========      =========     =========     ===========

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

         B.       Executive officers of the General Partner of the Registrant:

         Thomas J. Berthel (age 49) - Mr. Berthel is the Chief Executive
Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

         Ronald O. Brendengen (age 46) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in January 1998. He had previously served as Secretary (1994 - March, 1995), Treasurer (August 1995
- 1988) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

         Timothy J. White (age 47) - Mr. White was elected President of the General Partner on January 26, 2001. From 1999 to 2000, Mr. White was Vice President of New Markets for Great America Leasing in Cedar Rapids, Iowa. From 1996 to 1999, Mr. White was Vice President of Business Development for GE Capital in Cedar Rapids, Iowa. From 1993 to 1996, Mr. White was President of Aloha Capital Corporation in Syracuse, New York. From 1989 to 1993, Mr. White was Vice President of Sales for Dana Commercial Credit in Troy, Michigan. During his career, Mr. White has been responsible for the management of a leasing business in excess of $200 million and sales budgets in excess of $400 million. Mr. White holds a Bachelor's degree in Business Management from Walsh College in Troy, Michigan.

         Nancy L. Lowenberg (age 42) - Ms. Lowenberg was elected Executive Vice President of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Since 1989, Ms. Lowenberg was Vice President Commercial Loans. As Vice President Commercial Loans, she was relationship manager for 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for credit quality, annual review and maintenance of existing accounts and business development. From 1981-1986, Ms. Lowenberg was employed by Firstar Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa. Ms. Lowenberg resigned effective February 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:

(A)                        (B)      (C)                    (C1)       (C2)             (D)
                                                                      Securities of
                                                                      property
                                                                      insurance        Aggregate
                                                                      benefits or      of
                                    Cash and Cash                     reimbursement    contingent
Name of individual and     Year     equivalent forms                  personal         or forms of
capacities which served    ended    of remuneration       Fees        benefits         remuneration
---------------------------------------------------------------------------------------------------
Berthel Fisher & Co.       2000           $0            $ 30,000        $0                $0
Leasing, Inc.              1999           $0            $ 60,000        $0                $0
General Partner            1998           $0            $147,606        $0                $0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

               (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.


    (1)                (2)                                   (3)                  (4)
                 Name and Address of                 Amount and Nature of
Title of Class   Beneficial Ownership                Beneficial Ownership    Percent of Class
--------------   --------------------------          --------------------    ----------------
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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1.    Financial Statements.

                                                                                               Page
                                                                                                No.
            Statements of Net Assets as of December 31, 2000 and 1999
                (Liquidation Basis)                                                             11

            Statements of Changes in Net Assets (Liquidation Basis) for the Years Ended
                December 31, 2000 and 1999 and for the Period from March 31, 1998
                (Initial Adoption of Liquidation Basis) to December 31, 1998                    12

            Statement of Operations and Comprehensive Income (Going Concern
                Basis) for the Three Months Ended March 31, 1998                                13

            Statement of Changes in Partners' Equity (Going Concern Basis)
                for the Three Months Ended March 31, 1998                                       14

            Statements of Cash Flows for the Years Ended
                December 31, 2000, 1999 and 1998                                                15

            Notes to Financial Statements                                                       16

      2.    Financial Statements Schedules
            Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

      3.    Exhibits
            3,4 Amended and Restated Agreement of
                Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)

  (b)       Reports on Form 8-K
            No reports on Form 8-K were filed in the fourth quarter of 2000.

------------------
               (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.

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


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By: Thomas J. Berthel/s/                             Date:    March 26, 2001
    --------------------------------
Thomas J. Berthel
President, Chief Executive Officer

By Berthel Fisher & Company Leasing, Inc.

By: Ronald O. Brendengen/s/                          Date:    March 26, 2001
    --------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial
Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas J. Berthel                                 Date:    March 26, 2001
----------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Ronald O. Brendengen                              Date:    March 26, 2001
----------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial
Officer, Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Daniel P. Wegmann                                 Date:    March 26, 2001
----------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Leslie D. Smith                                   Date:    March 26, 2001
----------------------------------------
Leslie D. Smith
Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX



3,4      Amended and Restated Agreement of
         Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)


------------------


(1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.