Form 10-Q
period 2001-03-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2001-05-11
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

As of April 25, 2001, 66,570 units were issued and outstanding. Based on the book value at March 31, 2001 of $8.07 per unit, the aggregate market value at April 25, 2001 was $537,220.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX

                                                                     Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Statements of Net Assets (Liquidation Basis) - March 31, 2001
          and December 31, 2000                                              3

          Statements of Changes in Net Assets (Liquidation Basis) - three
          months ended March 31, 2001 and 2000                               4

          Statements of Cash Flows - three months ended
          March 31, 2001 and  2000                                           5

          Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          9


Part II. OTHER INFORMATION

Item 1.  Legal proceedings                                                  10

Signatures                                                                  11

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)

                                                     (Liquidation Basis)      (Liquidation Basis)
                                                       March 31, 2001          December 31, 2000
                                                       --------------          -----------------
ASSETS
     Cash and cash equivalents                         $      34,703            $     137,712
     Marketable equity security                                3,100                    5,536
     Not readily marketable equity security                    7,504                   92,030
     Net investment in direct financing leases
      and notes receivable (Note B)                          626,083                  729,450
     Other assets                                             25,164                    4,826
                                                       -------------            -------------

TOTAL ASSETS                                                 696,554                  969,554
                                                       -------------            -------------
LIABILITIES
     Trade accounts payable                                   21,260                    9,683
     Lease security deposits                                   5,031                    9,089
     Reserve for estimated costs during the
         period of liquidation                               132,469                 157,138
                                                       -------------            ------------
TOTAL LIABILITIES                                            158,760                  175,910
                                                       -------------            -------------
CONTINGENCIES (Note C)

NET ASSETS                                             $     537,794            $     793,644
                                                       =============            =============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                           Three Months          Three Months
                                               Ended                 Ended
                                          March 31, 2001        March 31, 2000
                                          --------------        --------------


Net assets at beginning of period       $     793,644         $   1,189,969

Income from direct financing leases             2,364                 4,318

Interest and other income                       2,375                 5,385

Distributions to partners                    (99,940)                   -0-

Withdrawals of limited partners                 (521)               (3,933)

Change in estimate of liquidation
   value of net assets                      (160,128)              (63,006)
                                        -------------         -------------

Net assets at end of period             $     537,794         $   1,132,733
                                        =============         =============



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months Ended
                                                                    March 31, 2001            March 31, 2000
                                                                    --------------            --------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals        $ (155,389)               $  (53,303)
Adjustments to reconcile to net cash from operating activities:
Non-cash dividend income                                                     -0-                   (2,707)
Provision for possible loan and lease losses                              70,000                       -0-
Other liquidation basis adjustments                                       90,128                    63,006
Changes in operating assets and liabilities:
     Other assets                                                       (20,338)                      (81)
     Outstanding checks in excess of bank balance                            -0-                  (94,032)
     Trade accounts payable                                               11,577                   (2,730)
     Due to affiliates                                                       -0-                     (477)
     Accrued expenses                                                        -0-                     2,704
     Reserve for estimated costs during the period of liquidation       (24,669)                  (24,318)
                                                                     -----------               -----------
Net cash from operating activities                                      (28,691)                 (111,938)
                                                                     -----------               -----------

INVESTING ACTIVITIES
Repayments of direct financing leases and notes                           20,079                    16,296
Proceeds from sale of direct financing leases                             10,122                       -0-
Security deposits paid                                                   (4,058)                       -0-
                                                                     -----------               -----------
Net cash from investing activities                                        26,143                    16,296
                                                                     -----------               -----------

FINANCING ACTIVITIES
Withdrawals paid to partners                                               (521)                       -0-
Distributions and withdrawals paid to partners                          (99,940)                   (3,933)
                                                                     -----------               -----------
Net cash from financing activities                                     (100,461)                   (3,933)
                                                                     -----------               -----------

Net decrease in cash and cash equivalents                              (103,009)                  (99,575)
Cash and cash equivalents at beginning of period                         137,712                   135,796
                                                                     -----------               -----------
Cash and cash equivalents at end of period                           $    34,703               $    36,221
                                                                     ===========               ===========

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2001

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

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

On April 11, 2001, Actel Integrated Communications, Inc. ("Actel") filed for Chapter 11 bankruptcy. The Partnership decreased its estimate of the liquidation value of net assets due to the change in the value of the 34,947 shares of Actel preferred stock. This stock has been deemed to have no value and $78,630 was written off in the first quarter. Also, relating to the Actel bankruptcy, the Partnership increased the provision for possible loan and lease losses by $70,000 in the first quarter, to write off the remaining carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                             (Liquidation Basis)       (Liquidation Basis)
                                                                  March 31, 2001         December 31, 2000
                                                                  --------------         -----------------
         Minimum lease payments receivable                      $        112,736          $        123,016
         Estimated unguaranteed residual values                           13,048                    26,448
         Unearned income                                                (14,025)                  (16,410)
         Unamortized initial direct costs                                     38                        57
         Notes receivable                                                540,720                   672,236
         Adjustment to estimated net realizable value                   (26,434)                  (75,897)
                                                                ----------------          ----------------
         Net investment in direct financing
            leases and notes receivable                         $        626,083          $        729,450
                                                                ================          ================

NOTE C - CONTINGENCIES
Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgment, which was denied. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee has ruled the litigation will proceed. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $4,739 in income from direct financing leases, notes receivable, and other income during the first three months of 2001. This represents an annualized return on average net assets of approximately 2.8%. Also, management decreased its estimate of the liquidation value of net assets during the first three months of 2001 by $160,128. This is primarily due to changes in the estimated net realizable values of certain equity securities held by the Partnership and changes in the estimated net investment in direct financing leases and notes receivable, as discussed in the paragraph below. The Partnership has accrued the estimated expenses of liquidation, which is $132,469 at March 31, 2001. The General Partner reviews this estimate and will adjust quarterly, as needed.

On April 11, 2001, Actel Integrated Communications, Inc. ("Actel") filed for Chapter 11 bankruptcy. The Partnership decreased its estimate of the liquidation value of net assets due to the change in the value of the 34,947 shares of Actel preferred stock. This stock has been deemed to have no value and $78,630 was written off in the first quarter. Also, relating to the Actel bankruptcy, the Partnership increased the provision for possible loan and lease losses by $70,000 in the first quarter, to write off the remaining carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel.

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

As of March 31, 2001 there were two customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in this contract at March 31, 2001 was $584,473. Management believes its reserve is adequate related to this customer. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated almost exclusively in pay telephones. The pay telephones make up approximately 95% of the portfolio at March 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY
The tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The tables present the carrying amounts and fair values as of March 31, 2001.

                                           Carrying Amount    Fair Value
  Common Stock-Murdock                     $     3,100        $     3,100
                                           -----------        -----------
  Marketable equity security               $     3,100        $     3,100
                                           ===========        ===========

                                           Carrying Amount    Fair Value
  Common Stock-Murdock                           7,504              7,504
                                           -----------        -----------
  Not readily marketable equity securities $     7,504        $     7,504
                                           ===========        ===========

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve common equity values. Since the investments are in an emerging company, the equity price can be volatile. At March 31,2001, the total amount at risk was $10,604. The Partnership holds 69,473 shares of Murdock common stock as a marketable equity security and 178,645 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission.

Interest Rate Sensitivity
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of March 31, 2001.

         Expected                 Fixed Rate                 Average
         Maturity Date         Notes Receivable           Interest Rate
         -------------         ----------------           -------------
         2001                       540,720                     12.00%
                                -----------
         Total                  $   540,720
                                ===========

         Fair Value             $   540,720
                                ===========

The Partnership manages interest rate risk, its primary risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgement, which is still pending. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court had granted several extensions and the litigation was on hold until the trustee had made a decision, however, in mid September of 2000 the extension expired and was not renewed. The Motion for Summary Judgement filed by the General Partner has been denied. No further action has been taken at this time by the plaintiff. No loss, if any, has been recorded in the financial statements with respect to this matter.

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




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)



Date: May 9, 2001      Ronald O. Brendengen/s/
      ------------     --------------------------------------------------------
                       Ronald O. Brendengen, Chief Financial Officer, Treasurer


Date: May 9, 2001      Daniel P. Wegmann/s/
      ------------     --------------------------------------------------------
                       Daniel P. Wegmann, Controller


Date: May 9, 2001      Timothy J. White/s/
      ------------     --------------------------------------------------------
                       Timothy J. White, President