Form 10-Q
period 2001-06-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2001-08-14
CIK 874394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

                         Commission File Number 0-21458

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
             (Exact name of Registrant as specified in its charter)

                      Iowa                          42-1367356
                      ----                          ----------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

                    701 Tama Street, Marion, Iowa         52302
                    ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes [X] No [ ]

As of July 31, 2001, 66,570 units were issued and outstanding. Based on the book value at June 30, 2001 of $5.22 per unit, the aggregate market value at July 31, 2001 was $347,495.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                                                     Page
Part I.  FINANCIAL INFORMATION                                                                       ----
------------------------------
Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) - June 30, 2001
              and December 31, 2000                                                                     3

              Statements of Changes in Net Assets (Liquidation Basis) -
              three months ended and six months ended June 30, 2001 and 2000                            4

              Statements of Cash Flows - six months ended
              June 30, 2001 and  2000                                                                   5

              Notes to Financial Statements                                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     9


Part II. OTHER INFORMATION
--------------------------
Item 1.  Legal proceedings                                                                             10

Signatures                                                                                             11

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)



                                                                        (Liquidation Basis)      (Liquidation Basis)
                                                                           June 30, 2001          December 31, 2000
                                                                           -------------          -----------------
ASSETS
     Cash and cash equivalents                                            $      97,288            $     137,712
     Marketable equity security                                                   3,100                    5,536
     Not readily marketable equity security                                       8,009                   92,030
     Net investment in direct financing leases
      and notes receivable (Note B)                                             336,787                  729,450
     Other assets                                                                25,166                    4,826
                                                                          -------------            -------------

TOTAL ASSETS                                                                    470,350                  969,554
                                                                          -------------            -------------


LIABILITIES
     Trade accounts payable                                                      10,426                    9,683
     Lease security deposits                                                      5,032                    9,089
     Reserve for estimated costs during the
         period of liquidation                                                  107,294                 157,138
                                                                          -------------            ------------

TOTAL LIABILITIES                                                               122,752                  175,910
                                                                          -------------            -------------

CONTINGENCIES (Note C)


NET ASSETS                                                                $     347,598            $     793,644
                                                                          =============            =============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                                   Three Months Ended                       Six Months Ended
                                             June 30, 2001     June 30, 2000          June 30, 2001    June 30, 2000
                                             -------------     -------------          -------------    -------------

Net assets at beginning of period            $     537,794     $   1,132,733          $     793,644    $   1,189,969

Income from direct financing leases                  1,999             3,573                  4,365            7,891

Interest and other income                              544            13,243                  2,921           18,628

Distributions to partners                               -0-               -0-               (99,940)              -0-

Withdrawals of limited partners                       (521)           (6,234)                (1,042)         (10,167)

Change in estimate of liquidation
   value of net assets                            (192,218)           74,660               (352,350)          11,654
                                             -------------     -------------          -------------    -------------


Net assets at end of period                  $     347,598     $   1,217,975          $     347,598    $   1,217,975
                                             =============     =============          =============    =============



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                Six Months Ended
                                                                     June 30, 2001             June 30, 2000
                                                                     -------------             -------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals        $    (345,064)            $      38,173
Adjustments to reconcile to net cash from operating activities:
Non-cash dividend income                                                        -0-                   (4,974)
Adjustment for possible loan and lease losses                              262,722                        -0-
Other liquidation basis adjustments                                         89,628                  ( 11,654)
Changes in operating assets and liabilities:
     Other assets                                                          (20,340)                   (6,215)
     Outstanding checks in excess of bank balance                               -0-                  (94,490)
     Trade accounts payable                                                    743                    (2,914)
     Due to affiliates                                                          -0-                     (477)
     Accrued expenses                                                           -0-                  (20,500)
     Reserve for estimated costs during the period of liquidation          (49,844)                  (57,014)
                                                                     -------------             -------------
Net cash from operating activities                                         (62,155)                 (160,065)
                                                                     -------------             -------------

INVESTING ACTIVITIES
Repayments of direct financing leases and notes                            116,687                    96,786
Proceeds from sale of direct financing leases                               10,084                    62,892
Security deposits paid                                                      (4,058)                   (7,786)
                                                                     -------------             -------------
Net cash from investing activities                                         122,713                   151,892
                                                                     -------------             -------------

FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                            (100,982)                  (10,167)
                                                                     -------------             -------------
Net cash from financing activities                                        (100,982)                  (10,167)
                                                                     -------------             -------------

Net decrease in cash and cash equivalents                                  (40,424)                  (18,340)
Cash and cash equivalents at beginning of period                           137,712                   135,796
                                                                     -------------             -------------
Cash and cash equivalents at end of period                           $      97,288             $     117,456
                                                                     =============             =============


Non-cash conversion of leases to notes and                                      -0-                  174,811
   not readily marketable equity security

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

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

On April 11, 2001, Actel Integrated Communications, Inc. ("Actel") filed for Chapter 11 bankruptcy. The Partnership decreased its estimate of the liquidation value of net assets due to the change in the value of the 34,947 shares of Actel preferred stock. This stock has been deemed to have no value and $78,630 was written off in the first quarter. Also, relating to the Actel bankruptcy, the Partnership increased the allowance for possible loan and lease losses by $70,000 in the first quarter, to write off the remaining carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel.

In August 2000, the Partnership set up a note receivable for $870,000 for equipment previously held under operating lease. The buyer was scheduled to make three payments totaling the $870,000. Payments totaling $329,278 were made in the years 2000 and 2001, resulting in $540,722 being carried on the statement of net assets as a note receivable at the end of the first quarter of 2001. A new agreement was signed selling the equipment for $348,000. The first payment of $87,000 was received in June 2001. The remaining payments are scheduled to be received in the third quarter of 2001. The new agreement resulted in a loss of $192,722 for the Partnership.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                             (Liquidation Basis)       (Liquidation Basis)
                                                                   June 30, 2001         December 31, 2000
                                                                   -------------         -----------------
         Minimum lease payments receivable                      $        101,081          $        123,016
         Estimated unguaranteed residual values                           13,045                    26,448
         Unearned income                                                (11,965)                  (16,410)
         Unamortized initial direct costs                                     22                        57
         Notes receivable                                                261,000                   672,236
         Adjustment to estimated net realizable value                   (26,396)                  (75,897)
                                                                ----------------          ----------------
         Net investment in direct financing
            leases and notes receivable                         $        336,787          $        729,450
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

On January 10, 2000, SA Communications, Inc., a debtor in bankruptcy, filed a complaint in the United States Bankruptcy Court for the District of Delaware against the Partnership to avoid transfers and to recover property transferred. The complaint alleged that on September 10, 1997, the debtor paid a check in the amount of $45,069.83 to the Partnership, which constituted a preferential transfer in favor of the Partnership. The Partnership filed an answer denying that the payment constituted a preference. Initially, there was a requirement that the parties should exchange discovery documents but that exchange of documents has been continued indefinitely. The Partnership believes that the payment was received in the ordinary course of business and should not constitute a preferential transfer. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $7,286 in income from direct financing leases, notes receivable, and other income during the first six months of 2001. This represents an annualized return on average net assets of approximately 2.6%. Also, management decreased its estimate of the liquidation value of net assets during the first six months of 2001 by $352,350. This is primarily due to the change in the estimated net investment in direct financing leases and notes receivable, as discussed in the paragraphs below. The Partnership has accrued the estimated expenses of liquidation, which is $107,294 at June 30, 2001. The General Partner reviews this estimate and will adjust quarterly, as needed.

On April 11, 2001, Actel Integrated Communications, Inc. ("Actel") filed for Chapter 11 bankruptcy. The Partnership decreased its estimate of the liquidation value of net assets due to the change in the value of the 34,947 shares of Actel preferred stock. This stock has been deemed to have no value and $78,630 was written off in the first quarter. Also, relating to the Actel bankruptcy, the Partnership increased the allowance for possible loan and lease losses by $70,000 in the first quarter, to write off the remaining carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel.

In August 2000, the Partnership set up a note receivable for $870,000 for equipment previously held under operating lease. The buyer was scheduled to make three payments totaling the $870,000. Payments totaling $329,278 were made in the years 2000 and 2001, resulting in $540,722 being carried on the statement of net assets as a note receivable at the end of the first quarter of 2001. A new agreement was signed selling the equipment for $348,000. The first payment of $87,000 was received in June 2001. The remaining payments are scheduled to be received in the third quarter of 2001. The new agreement resulted in a loss of $192,722 for the Partnership.

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

As of June 30, 2001 there was one customer with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in this contract at June 30, 2001 was $43,751. Management believes its reserve is adequate related to this customer. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated almost exclusively in pay telephones. The pay telephones make up approximately 92% of the portfolio at June 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY
The tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The tables present the carrying amounts and fair values as of June 30, 2001.

                                                       Carrying Amount            Fair Value
              Common Stock-Murdock                     $     3,100                $     3,100
                                                       -----------                -----------
              Marketable equity security               $     3,100                $     3,100
                                                       ===========                ===========

                                                       Carrying Amount            Fair Value
              Common Stock-Murdock                           8,009                      8,009
                                                       -----------                -----------
              Not readily marketable equity securities $     8,009                $     8,009
                                                       ===========                ===========

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve common equity values. Since the investments are in an emerging company, the equity price can be volatile. At June 30, 2001, the total amount at risk was $11,109. The Partnership holds 69,473 shares of Murdock common stock as a marketable equity security and 178,645 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of June 30, 2001.

      Expected                  Fixed Rate                 Average
      Maturity Date          Notes Receivable           Interest Rate
      -------------          ----------------           -------------
      2001                        261,000                      8.00%
                              -----------
      Total                   $   261,000
                              ===========

      Fair Value              $   261,000
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

On January 10, 2000, SA Communications, Inc., a debtor in bankruptcy, filed a complaint in the United States Bankruptcy Court for the District of Delaware against the Partnership to avoid transfers and to recover property transferred. The complaint alleged that on September 10, 1997, the debtor paid a check in the amount of $45,069.83 to the Partnership, which constituted a preferential transfer in favor of the Partnership. The Partnership filed an answer denying that the payment constituted a preference. Initially, there was a requirement that the parties should exchange discovery documents but that exchange of documents has been continued indefinitely. The Partnership believes that the payment was received in the ordinary course of business and should not constitute a preferential transfer. No loss, if any, has been recorded in the financial statements with respect to this matter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                  (Registrant)



Date:    August 13, 2001                      /s/ Ronald O. Brendengen
         ---------------                      ----------------------------------
                                              Ronald O. Brendengen,
                                              Chief Financial Officer, Treasurer


Date:    August 13, 2001                      /s/ Daniel P. Wegmann
         ---------------                      ----------------------------------
                                              Daniel P. Wegmann, Controller