Form 10-Q
period 2001-09-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2001-11-09
CIK 874394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

           Securities registered pursuant to Section 12(g) of the Act:
                   Limited Partnership Interest (the "Units")
           -----------------------------------------------------------
                                 Title of Class

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

As of October 19, 2001, 66,500 units were issued and outstanding. Based on the book value at September 30, 2001 of $.73 per unit, the aggregate market value at October 19, 2001 was $48,545.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX

                                                                                             Page
                                                                                             ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) - September 30, 2001
              and December 31, 2000                                                            3

              Statements of Changes in Net Assets (Liquidation Basis) -
              three months ended and nine months ended September 30, 2001 and 2000             4

              Statements of Cash Flows - nine months ended
              September 30, 2001 and 2000                                                      5

              Notes to Financial Statements                                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                             7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            8


Part II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                     9

Signatures                                                                                    10

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)



                                                                        (Liquidation Basis)      (Liquidation Basis)
                                                                        September 30, 2001        December 31, 2000
                                                                        ------------------        -----------------
ASSETS
     Cash and cash equivalents                                               $ 51,811                  $137,712
     Marketable equity security                                                 9,449                     5,536
     Not readily marketable equity security                                    22,868                    92,030
     Net investment in direct financing leases
        and notes receivable (Note B)                                          70,270                   729,450
     Other assets                                                               7,047                     4,826
                                                                             --------                  --------

TOTAL ASSETS                                                                  161,445                   969,554
                                                                             --------                  --------


LIABILITIES
     Trade accounts payable                                                    10,262                     9,683
     Lease security deposits                                                    4,763                     9,089
     Reserve for estimated costs during the
        period of liquidation                                                  97,717                   157,138
                                                                             --------                  --------

TOTAL LIABILITIES                                                             112,742                   175,910
                                                                             --------                  --------

CONTINGENCIES (Note C)


NET ASSETS                                                                   $ 48,703                  $793,644
                                                                             ========                  ========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)


                                             Three Months Ended September 30         Nine Months Ended September 30
                                                   2001              2000                  2001           2000
                                                   ----              ----                  ----           ----

Net assets at beginning of period            $   347,598       $ 1,217,975           $   793,644       $ 1,189,969

Income from direct financing leases                1,408             2,998                 5,773            10,889

Interest and other income                          3,761            12,438                 6,682            31,066

Distributions to partners                       (325,000)              -0-              (424,940)              -0-

Withdrawals of limited partners                     (254)              -0-                (1,296)          (10,167)

Change in estimate of liquidation
   value of net assets                            21,190           (43,202)             (331,160)          (31,548)
                                             -----------       -----------           -----------       -----------


Net assets at end of period                  $    48,703       $ 1,190,209           $    48,703       $ 1,190,209
                                             ===========       ===========           ===========       ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                                                                  ------------------        ------------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals        $  (318,705)              $    10,407
Adjustments to reconcile to net cash from operating activities:
Non-cash dividend income                                                     -0-                    (7,889)
Adjustment for possible loan and lease losses                            262,722                        -0-
Accretion of notes receivable                                                -0-                    (2,730)
Other liquidation basis adjustments                                       68,438                    31,548
Changes in operating assets and liabilities:
     Other assets                                                         (2,221)                  (10,877)
     Outstanding checks in excess of bank balance                            -0-                   (94,490)
     Trade accounts payable                                                  579                     6,026
     Due to affiliates                                                       -0-                      (477)
     Accrued expenses                                                        -0-                   (20,552)
     Reserve for estimated costs during the period of liquidation        (59,421)                  (81,672)
                                                                     -----------               -----------
Net cash from operating activities                                       (48,608)                 (170,706)
                                                                     -----------               -----------

INVESTING ACTIVITIES
Repayments of direct financing leases and notes                          382,302                   118,360
Proceeds from sale of direct financing leases                             10,967                    55,485
Sale of equipment under operating leases                                     -0-                   130,500
Security deposits paid                                                    (4,326)                   (9,799)
                                                                     -----------               -----------
Net cash from investing activities                                       388,943                   294,546
                                                                     -----------               -----------

FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                          (426,236)                  (10,167)
                                                                     -----------               -----------
Net cash from financing activities                                      (426,236)                  (10,167)
                                                                     -----------               -----------

Net increase (decrease) in cash and cash equivalents                     (85,901)                  113,673
Cash and cash equivalents at beginning of period                         137,712                   135,796
                                                                     -----------               -----------
Cash and cash equivalents at end of period                           $    51,811               $   249,469
                                                                     ===========               ===========


SUPPLEMENTAL DISCLOSURES:
Non-cash conversion of leases to notes and                           $       -0-               $   174,811
   not readily marketable equity security
Non-cash conversion of equipment to installment receivable                   -0-                   739,500

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

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

In August 2000, the Partnership set up a note receivable for $870,000 for equipment previously held under operating lease. The buyer was scheduled to make three payments totaling the $870,000. Payments totaling $329,278 were made in the years 2000 and 2001, resulting in $540,722 being carried on the statement of net assets as a note receivable at the end of the first quarter of 2001. A new agreement was signed selling the equipment for $348,000, which has been collected in full. The new agreement resulted in a loss of $192,722 for the Partnership.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                              (Liquidation Basis)       (Liquidation Basis)
                                               September 30, 2001         December 31, 2000
                                               ------------------         -----------------
Minimum lease payments receivable                       $  92,876                 $ 123,016
Estimated unguaranteed residual values                     13,047                    26,448
Unearned income                                           (10,458)                  (16,410)
Unamortized initial direct costs                                8                        57
Notes receivable                                              -0-                   672,236
Adjustment to estimated net realizable value              (25,203)                  (75,897)
                                                        ---------                 ---------
Net investment in direct financing
   leases and notes receivable                          $  70,270                 $ 729,450
                                                        =========                 =========

NOTE C - CONTINGENCIES
Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgement, which has been denied. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court had granted several extensions and the litigation was on hold until the trustee had made a decision, however, in mid September of 2000 the extension expired and was not renewed. No further action has been taken at this time by the plaintiff. No loss, if any, has been recorded in the financial statements with respect to this matter.

On January 10, 2000, SA Communications, Inc., a debtor in bankruptcy, filed a complaint in the United States Bankruptcy Court for the District of Delaware against the Partnership to avoid transfers and to recover property transferred. The complaint alleged that on September 10, 1997, the debtor paid a check in the amount of $45,070 to the Partnership, which constituted a preferential transfer in favor of the Partnership. The Partnership filed an answer denying that the payment constituted a preference. Initially, there was a requirement that the parties should exchange discovery documents but that exchange of documents has been continued indefinitely. The Partnership believes that the payment was received in the ordinary course of business and should not constitute a preferential transfer. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $12,455 in income from direct financing leases, notes receivable, and other income during the first nine months of 2001. This represents an annualized return on average net assets of approximately 3.9%. Also, management decreased its estimate of the liquidation value of net assets during the first nine months of 2001 by $331,160. This is primarily due to the change in the estimated net investment in direct financing leases and notes receivable, as discussed in the paragraphs below. The Partnership has accrued the estimated expenses of liquidation, which is $97,717 at September 30, 2001. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

In August 2000, the Partnership set up a note receivable for $870,000 for equipment previously held under operating lease. The buyer was scheduled to make three payments totaling the $870,000. Payments totaling $329,278 were made in the years 2000 and 2001, resulting in $540,722 being carried on the statement of net assets as a note receivable at the end of the first quarter of 2001. A new agreement was signed selling the equipment for $348,000, which has been collected in full. The new agreement resulted in a loss of $192,722 for the Partnership.

The Partnership will continue to make distributions to the partners as leases and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. Actual amounts are likely to differ from the amounts presented in the financial statements.

As of September 30, 2001 there were two customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at September 30, 2001 was $58,407. Management believes its reserve is adequate related to these customers. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and computer equipment representing 74% and 23%, respectively, of the portfolio at September 30, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices as of September 30, 2001.

                                             Carrying Amount        Fair Value
                                             ---------------        ----------
Common Stock-Murdock                         $     9,449            $     9,449
                                             -----------            -----------
Marketable equity security                   $     9,449            $     9,449
                                             ===========            ===========

                                             Carrying Amount        Fair Value
                                             ---------------        ----------
Common Stock-Murdock                         $    22,868            $    22,868
                                             -----------            -----------
Not readily marketable equity securities     $    22,868            $    22,868
                                             ===========            ===========

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve common equity values. Since the investments are in an emerging company, the equity price can be volatile. At September 30, 2001, the total amount at risk was $32,317. The Partnership holds 69,473 shares of Murdock common stock as a marketable equity security and 178,645 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgement, which has been denied. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court had granted several extensions and the litigation was on hold until the trustee had made a decision, however, in mid September of 2000 the extension expired and was not renewed. No further action has been taken at this time by the plaintiff. No loss, if any, has been recorded in the financial statements with respect to this matter.

On January 10, 2000, SA Communications, Inc., a debtor in bankruptcy, filed a complaint in the United States Bankruptcy Court for the District of Delaware against the Partnership to avoid transfers and to recover property transferred. The complaint alleged that on September 10, 1997, the debtor paid a check in the amount of $45,070 to the Partnership, which constituted a preferential transfer in favor of the Partnership. The Partnership filed an answer denying that the payment constituted a preference. Initially, there was a requirement that the parties should exchange discovery documents but that exchange of documents has been continued indefinitely. The Partnership believes that the payment was received in the ordinary course of business and should not constitute a preferential transfer. No loss, if any, has been recorded in the financial statements with respect to this matter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                  (Registrant)



Date:    November 2, 2001         Ronald O. Brendengen/s/
         ----------------         ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date:    November 2, 2001         Daniel P. Wegmann/s/
         ----------------         ----------------------------------------------
                                  Daniel P. Wegmann, Controller