Form 10-K405
period 2001-12-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2002-03-26
CIK 874394

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 1, 2002, 66,122 units were issued and outstanding. Based on the book value of $.51 per unit at December 31, 2001, the aggregate market value at March 1, 2002 was 33,722.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the prospectus included in the Partnership's Post Effective Amendment No. 4 to the Registration Statement on Form S-1 filed December 22, 1992 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                      PAGE
                                 PART I

Item 1        Business ............................................................      3
Item 2        Properties ..........................................................      3
Item 3        Legal Proceedings ...................................................      4
Item 4        Submission of Matters to a Vote of Unit Holders .....................      4

                                 PART II

Item 5        Market for the Registrant's
              Common Equity and Related Stockholders Matters ......................      5
Item 6        Selected Financial Data .............................................      5
Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................................      6
Item 7A       Quantitative and Qualitative Disclosures About Market Risk ..........      8
Item 8        Financial Statements and Supplementary Data .........................      8
Item 9        Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ..............................     23

                                PART III

Item 10       Directors and Executive Officers of the Registrant ..................     23
Item 11       Executive Compensation ..............................................     24
Item 12       Security Ownership of Certain Beneficial Owners and Management ......     25
Item 13       Certain Relationships and Related Transactions ......................     25

                                 PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K .....     25

              SIGNATURES ..........................................................     26
              EXHIBIT INDEX .......................................................     27

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

The Partnership's equipment leases are concentrated in the pay telephones representing approximately 79%, 34%, and 72% of the Partnership's direct finance lease portfolio at December 31, 2001, 2000, and 1999, respectively. Computer equipment represented approximately 19%, 12%, and 12% of the Partnership's portfolio at December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, three customers accounted for 94% of the Partnership's net investment in direct financing leases and notes receivable. The Partnership operates in one segment.

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.


ITEM 2.  PROPERTIES
The Partnership does not own or lease any real estate. The Partnership's materially important properties consist entirely of equipment under lease, as described in Item 1.

ITEM 3.  LEGAL PROCEEDINGS
Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgement. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. The bankruptcy trustee is now reviewing the transfer to determine if the transfer was done in fraud of creditors. The bankruptcy court had granted several extensions and the litigation was on hold until the trustee had made a decision, however, in mid September, 2000, the extension expired and was not renewed. The Motion for Summary Judgement filed by the General Partner has been denied. No further action has been taken at this time by the plaintiff. No loss, if any, has been recorded in the financial statements with respect to this matter.

On January 10, 2001, SA Communications, Inc., a debtor in bankruptcy, filed a complaint in the United States Bankruptcy Court for the District of Delaware against the Partnership to avoid transfers and to recover property transferred. The complaint alleged that on September 10, 1997, the debtor paid a check in the amount of $45,069.83 to the Partnership which constituted a preferential transfer in favor of the Partnership. The Partnership filed an answer denying that the payment constituted a preference. Initially, there was a requirement that the parties should exchange discovery documents but that exchange of documents has been continued indefinitely. The Partnership believes that the payment was received in the ordinary course of business and should not constitute a preferential transfer. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

                                        Number of Partners
Title of Class                           at March 1, 2002
--------------                           ----------------
Limited Partners                                1,153
General Partner                                     1

Distributions of $424,940, $300,000, $1,565,000, $8,477,803, and $2,035,780 were made to investors in 2001, 2000, 1999, 1998, and 1997, respectively. This represented distributions per unit of $6.39 for 2001, $4.49 for 2000, $23.21 for 1999, $125.23 for 1998, and $30.00 for 1997.

ITEM 6. SELECTED FINANCIAL DATA

                                            (HISTORICAL COST BASIS)
                                                Three
                                         Months Ended      Year Ended
                                        Mar. 31, 1998   Dec. 31, 1997
                                        -------------   -------------
Total Revenue                               $ 402,020     $ 2,624,821
Net Income (Loss)                              94,123       (220,095)
Provision for Possible Losses                  64,711       1,801,233
Net Income (Loss) per Unit                       1.39          (3.25)
Distributions per Unit                           7.50           30.00
Distributions to Partners                     508,064       2,035,780

                                                                                                     (HISTORICAL
                                                            (LIQUIDATION BASIS)                      COST BASIS)
                                      -----------------------------------------------------------    ------------
                                      Dec. 31, 2001   Dec. 31, 2000  Dec. 31, 1999  Dec. 31, 1998   Dec. 31, 1997
                                      -------------   -------------  -------------  -------------   -------------
Total Assets                             $  129,819      $  969,554    $ 1,593,434    $ 3,215,954     $11,640,576
Line of Credit                                   --              --             --             --          50,557

                                                            (LIQUIDATION BASIS)
                                      -----------------------------------------------------------
                                         Year Ended      Year Ended     Year Ended Mar. 31, 1998-
                                      Dec. 31, 2001   Dec. 31, 2000  Dec. 31, 1999  Dec. 31, 1998
                                      -------------   -------------  -------------  -------------
Change in net assets, excluding
     distributions and withdrawals       $ (333,467)     $  (85,161)   $    50,608    $   235,258
Distributions to Partners                   424,940         300,000      1,565,000      7,969,739
Distributions per Unit                         6.39            4.49          23.21         117.73

The selected financial data above was derived from the liquidation basis financial statements of the Partnership from March 31, 1998 through December 31, 2001 and the historical cost basis financial statements prior to March 31, 1998. As of March 31, 1998, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts. The change to liquidation basis accounting may materially affect the comparability of the selected financial data.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $13,853 in income from direct financing leases, notes receivable, interest, and other income for the year ended December 31, 2001. The return on average net assets, excluding the decrease in the estimate of the liquidation value of net assets discussed below, was 3.3% for the year ended December 31, 2001. The Partnership will continue to make distributions to the partners as leases and notes receivable are collected or sold and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 2001, there have been distributions totalling $21,473,163. As of December 31, 2001 the Partnership had $51,213 of cash on hand.

Management decreased its estimate of the liquidation value of net assets during 2001 by $347,320. This is primarily due to the change in the estimated net investment in direct financing leases and notes receivable and in the carrying value of equity securities, as discussed in the paragraphs below. The Partnership has accrued the estimated expenses of liquidation, which is $87,922 at December 31, 2001. The General Partner reviews this estimate and will adjust quarterly, as needed.

On April 11, 2001, Actel Integrated Communications, Inc. ("Actel") filed for Chapter 11 bankruptcy (subsequently, Actel converted this filing to a Chapter
7). The Partnership decreased its estimate of the liquidation value of net assets due to the change in the value of the 34,947 shares of Actel preferred stock. This stock has been deemed to have no value and $78,630 was written off in the first quarter. Also, relating to the Actel bankruptcy, the Partnership increased the allowance for possible loan and lease losses by $70,000 in the first quarter, to write off the remaining carrying value of notes receivable of Murdock Communications Corporation ("Murdock"). Murdock's primary asset was the preferred stock of Actel.

In August 2000, the Partnership recorded a note receivable for $870,000 for equipment previously held under operating lease. The buyer was scheduled to make three payments totalling the $870,000. Payments totalling $329,278 were made in 2000 and 2001, resulting in a balance of $540,722 at the end of the first quarter of 2001. Due to nonpayment on the note receivable, a new agreement was signed selling the equipment for $348,000, which has been collected in full. The new agreement resulted in a loss of $192,722 for the Partnership.

As of December 31, 2001 there were two customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at December 31, 2001 was $55,913. Management believes its allowance is adequate related to these customers. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund X, L.P.

("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner serves as a general partner of a privately offered active limited partnership. As of December 31, 2001, the net proceeds of the private program, TIF X, and TIF XI have been invested in specific equipment. TIF X entered the liquidation phase on December 31, 1999. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

The equipment leases acquired by the Partnership were financed to yield rates of return between 15% and 20%, and terms varying from 36 to 60 months. Rates charged on a particular lease depend on a variety of factors, including the size of the transaction and the financial strength of the lessee. Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold.

LIQUIDITY AND CAPITAL RESOURCES
Under terms of the Partnership agreement, the Partnership is required to establish working capital reserves of no less than 1% of the total capital raised, or $169,755. At December 31, 2001, actual cash on hand was $51,213. However, upon entering the liquidation phase, the General Partner has prioritized the liquidation of assets and distributing remaining proceeds to the partners. Management believes that the cash on hand at December 31, 2001 is sufficient to satisfy current operating expenses and costs of the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY
The following tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices as of December 31, 2001.

                                             Carrying Amount              Fair Value
                                             ---------------              ----------
Common Stock-Murdock                           $     4,724                $     4,724
                                               -----------                -----------
Marketable equity security                     $     4,724                $     4,724
                                               ===========                ===========

                                             Carrying Amount              Fair Value
                                             ---------------              ----------
Common Stock-Murdock                           $    11,434                $    11,434
                                               -----------                -----------
Not readily marketable equity security         $    11,434                $    11,434
                                               ===========                ===========

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investments are in a shell company with no operations, the equity price can be volatile. The Partnership holds 69,473 shares of Murdock as a marketable equity security and 178,645 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. At December 31, 2001, the total amount at risk was $16,158.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and related information as of and for the years ended December 31, 2001, 2000, and 1999 are included in Item 8:

         Independent Auditors' Report

         Statements of Net Assets as of December 31, 2001 and 2000 (Liquidation
           Basis)

         Statements of Changes in Net Assets (Liquidation Basis) for the Years
           Ended December 31, 2001, 2000 and 1999

         Statements of Cash Flows for the Years Ended December 31, 2001, 2000
           and 1999

         Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Partners
Telecommunications Income Fund IX, L.P.

We have audited the accompanying statements of net assets (liquidation basis) of Telecommunications Income Fund IX, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of changes in net assets (liquidation basis) and of cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets of Telecommunications Income Fund IX, L.P. at December 31, 2001 and 2000, and the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America on the basis described in Note 1.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.



/s/ DELOITTE & TOUCHE LLP



Cedar Rapids, Iowa
March 1, 2002

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
AS OF DECEMBER 31, 2001 AND 2000

ASSETS                                                                2001          2000
------                                                                ----          ----
  Cash and cash equivalents                                         $ 51,213      $137,712
  Marketable equity security (Note 2)                                  4,724         5,536
  Not readily marketable equity securities (Note 2)                   11,434        92,030
  Net investment in direct financing leases
    and notes receivable (Notes 3 and 4)                              59,446       729,450
  Other assets                                                         3,002         4,826
                                                                    --------      --------
           Total assets                                              129,819       969,554
                                                                    --------      --------

LIABILITIES

  Accounts payable                                                     3,469         9,683
  Lease security deposits                                              4,763         9,089
  Reserve for estimated costs during the period of liquidation        87,922       157,138
                                                                    --------      --------
           Total liabilities                                          96,154       175,910
                                                                    --------      --------

CONTINGENCIES (Notes 3 and 9)

NET ASSETS                                                          $ 33,665      $793,644
                                                                    ========      ========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NET ASSETS AS OF JANUARY 1, 1999                                      $ 2,721,580

  Income from direct financing leases                                     124,961
  Interest and other income                                                48,676
  Change in estimate of liquidation value of net assets (Note 1)         (123,029)
  Distributions to partners ($23.21 per unit) (Note 6)                 (1,565,000)
  Withdrawals of limited partners                                         (17,219)
                                                                      -----------

NET ASSETS AS OF DECEMBER 31, 1999                                      1,189,969

  Income from direct financing leases                                      13,876
  Interest and other income                                                 7,830
  Change in estimate of liquidation value of net assets (Note 1)         (106,867)
  Distributions to partners ($4.49 per unit) (Note 6)                    (300,000)
  Withdrawals of limited partners                                         (11,164)
                                                                      -----------

NET ASSETS AS OF DECEMBER 31, 2000                                        793,644

  Income from direct financing leases                                       6,753
  Interest and other income                                                 7,100
  Change in estimate of liquidation value of net assets (Note 1)         (347,320)
  Distributions to partners ($6.39 per unit) (Note 6)                    (424,940)
  Withdrawals of limited partners                                          (1,572)
                                                                      -----------

NET ASSETS AS OF DECEMBER 31, 2001                                    $    33,665
                                                                      ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                2001              2000              1999
OPERATING ACTIVITIES:
  Change in net assets excluding distributions and withdrawals             $  (333,467)      $   (85,161)      $    50,608
  Adjustments to reconcile to net cash from operating activities:
    Liquidation basis adjustments                                              347,320           106,867           123,029
    Noncash dividend income                                                         --            (9,850)          (22,351)
    Changes in operating assets and liabilities:
      Other assets                                                               1,824            (4,826)               --
      Outstanding checks in excess of bank balance                                  --           (94,490)            4,863
      Accounts payable                                                          (6,214)              148           (27,145)
      Due to affiliates                                                             --              (477)              477
      Accrued expenses and other liabilities                                   (69,216)         (122,937)         (183,687)
                                                                           -----------       -----------       -----------
           Net cash from operating activities                                  (59,753)         (210,726)          (54,206)
                                                                           -----------       -----------       -----------

INVESTING ACTIVITIES:
  Repayments of direct financing leases                                        391,926           111,496           342,084
  Proceeds from sale or termination of direct financing leases                  12,166            63,251           743,998
  Proceeds from sale of equipment under operating lease                             --           336,815                --
  Repayments of notes receivable                                                    --            22,043            21,032
  Net lease security deposits paid                                              (4,326)           (9,799)          (46,482)
                                                                           -----------       -----------       -----------
           Net cash from investing activities                                  399,766           523,806         1,060,632
                                                                           -----------       -----------       -----------

FINANCING ACTIVITIES - Distributions and withdrawals paid to partners         (426,512)         (311,164)       (1,582,219)
                                                                           -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (86,499)            1,916          (575,793)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 137,712           135,796           711,589
                                                                           -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $    51,213       $   137,712       $   135,796
                                                                           ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                            $        --       $        45       $        --
  Noncash investing and financing activities:
    Direct financing lease converted to notes receivable and
      not readily marketable equity security                                        --           174,811                --
    Operating lease converted to note receivable                                    --           870,000                --


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

     BASIS OF PRESENTATION - The Partnership began the orderly liquidation of Partnership assets in the second quarter of 1998 as discussed above. As a result, on March 31, 1998 the Partnership adopted the liquidation basis of accounting. The statements of net assets and the statements of changes in net assets have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

     Changes in the estimated liquidation value of net assets during the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                                         2001            2000            1999
Change in estimate of liquidation value of:
  Securities                                          $ (81,408)      $(180,736)      $ (26,341)
  Direct financing leases and notes receivable         (265,912)         73,869          64,377
  Estimated liabilities associated with carrying
    out the liquidation                                      --              --        (161,065)
                                                      ---------       ---------       ---------
Total                                                 $(347,320)      $(106,867)      $(123,029)
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

     The Partnership's equity security at December 31, 2001 consists of a common stock investment in one company. A prospective buyer may require a substantially lower price than currently estimated and the prospects of this company may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of its equity security.

     Most of the Partnership's leases and notes receivable are with customers that are highly leveraged and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through timely collection efforts, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the net realizable value of leases and notes receivable.

     Realization of residual values on the Partnerships' underlying leased equipment depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the lease contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. Also, the market for pay telephone equipment is volatile. These factors, among others, could have a material near-term impact on the net realizable value of leases.

     CERTAIN RISK CONCENTRATIONS - The Partnership's portfolio of lease and notes receivable are concentrated in pay telephones and computer equipment, representing approximately 79% and 19% at December 31, 2001 and 34% and 12% at December 31, 2000, respectively, of the Partnership's direct finance lease portfolio.

     Three customers represented 94% of the Partnership's net investment in direct financing leases and notes receivable at December 31, 2001 (two customers represented 83% at December 31, 2000).

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

     The Partnership's preferred equity security was valued at its estimated net realizable value, based on benchmark comparisons to similar public companies.

     NET INVESTMENT IN DIRECT FINANCING LEASES - The Partnership's primary activity consisted of leasing telecommunications equipment under direct financing leases generally over a period of three to five years. At the time of closing a direct financing lease, the Partnership recorded the gross lease contract receivable, the estimated unguaranteed residual value, and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the cost of the equipment leased. In addition, the Partnership capitalized all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate-of-return on the net investment in the lease. Lessees are responsible for all taxes, insurance, and maintenance costs.

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

     NET REALIZABLE VALUE OF NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE - Management, in arriving at the net realizable value of the Partnership's net investment in direct financing leases and notes receivable, considers the contractual repayment schedule, the estimated duration of the liquidation period, the customer and industry concentration risk, and interest rate levels, among other factors, in arriving at a discount to apply to the portfolio to estimate its net realizable value.

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

     NET DISTRIBUTIONS PER PARTNERSHIP UNIT - Net distributions per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners' units).

2.   EQUITY SECURITIES

     The Partnership's equity securities consist of the following at December 31, 2001 and 2000:

                                                                        2001         2000
Marketable equity security - 69,473 common shares at December 31,
  2001 and 2000 of Murdock Communications Corporation, a public
  shell company with no operations                                     $ 4,724      $ 5,536
                                                                       =======      =======

Not readily marketable equity securities:
  178,645 common shares at December 31, 2001 and 2000 of
    Murdock Communications Corporation                                 $11,434      $13,400
  34,947 Series A convertible preferred shares (convertible into
    104,841 common shares) of AcTel Integrated Communications,
    Inc., a competitive local exchange carrier which operated
    in the telecommunications industry, at December 31, 2000                --       78,630
                                                                       -------      -------
                                                                       $11,434      $92,030

During April 2001, AcTel Integrated Communications, Inc. ("AcTel") filed for Chapter 11 bankruptcy which was later converted to a Chapter 7 liquidation. AcTel preferred shares have been estimated to have no value as of December 31, 2001.

3.   NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

     The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2001 and 2000:

                                                                       2001            2000
Minimum lease payments receivable                                   $  82,272       $ 123,016
Estimated unguaranteed residual values                                 13,047          26,448
Unearned income                                                        (9,472)        (16,410)
Unamortized initial direct costs                                            2              57
Notes receivable                                                           --         672,236
Adjustment to estimated net realizable value                          (26,403)        (75,897)
                                                                    ---------       ---------
Net investment in direct financing leases and notes receivable      $  59,446       $ 729,450
                                                                    =========       =========

     At December 31, 2001 and 2000, the Partnership's contingent liability under recourse provisions totals $168,497. No loss, if any, has been recorded in the financial statements with respect to this matter.

     At December 31, 2001, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                            MINIMUM            ESTIMATED
                                             LEASE            UNGUARANTEED
                                            PAYMENTS            RESIDUAL
                                           RECEIVABLE            VALUES
Years ending December 31:
          2002                                $78,143             $13,045
          2003                                  4,129                   2
                                              -------             -------
          Total                               $82,272             $13,047
                                              =======             =======

     The Partnership leases equipment or provides financing to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases and notes receivable with these companies approximated $12,762 and $136,963 at December 31, 2001 and 2000, respectively.

     Six customers accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:

              2001    2000    1999
Customer A      -%      -%      31%
Customer B      49      35       5
Customer C      22      22       4
Customer D      --      --      12
Customer E      18      21       5
Customer F      --      --      22

4.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The changes in the allowance for possible loan and lease losses for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                         2001            2000            1999
Balance at beginning of year          $  75,897       $ 100,343       $ 142,282
  Provision                              70,000              --              --
  Charge-offs, net of recoveries       (119,494)        (24,446)        (41,939)
                                      ---------       ---------       ---------
Balance at end of year                $  26,403       $  75,897       $ 100,343
                                      =========       =========       =========

     The allowance for possible loan and lease losses consisted of specific allowances of $0, $47,846, and $84,147 for certain leases and general unallocated allowances of $26,403, $28,051, and $16,196 at December 31, 2001, 2000 and 1999, respectively. The allowance at December 31, 2001, 2000 and 1999 is included in the estimated net realizable value adjustment discussed in Note 3.

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

     In December 1998, the Partnership, Telecommunications Income Fund X, the General Partner, NACG, and others filed a suit against Shelby County, Tennessee ("County"). The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery was completed. In 1999, management determined it was not economical to continue to spend Partnership funds in an effort to obtain additional information or to continue the lawsuit.

     In June, 2000, the Partnership's two leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment in the contracts totaled $174,811. The Partnership received two notes and recorded these at their estimated net realizable value of $127,879 and 34,947 (adjusted for a stock split) shares of preferred stock in AcTel, a not readily marketable security. The estimated net realizable value of the AcTel preferred stock was $78,630 at December 31, 2000. The Partnership did not accrue interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Partnership established a specific allowance of $47,846 at December 31, 2000 for the notes receivable related to this uncertainty. The Partnership increased the allowance for loan and lease losses by

     $70,000 in 2001 and wrote-off the carrying value of the notes receivable as Murdock's primary asset was AcTel preferred stock (see Note 2).

     At December 31, 2001, two customers were past due over 90 days. The Partnership's net investment in contracts with these customers totaled $55,913. Management believes that the underlying collateral is adequate to recover the Partnership's net investment. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

5.   EQUIPMENT

     In August 2000, the Partnership recorded a note receivable for $870,000 for equipment previously held under operating lease. The buyer was scheduled to make three payments totaling $870,000. Payments totaling $329,278 were made in 2000 and 2001, resulting in a $540,722 note receivable balance at the end of the first quarter of 2001. Due to nonpayment on the note receivable, a new agreement was signed selling the equipment for $348,000, which was collected in full during 2001. The new agreement resulted in a loss of $192,722 for the Partnership.

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

7.   ADMINISTRATIVE SERVICES AGREEMENT

     The General Partner is reimbursed for certain administrative costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $12,000, $30,000, and $60,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8.   RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

     A reconciliation of the change in net assets (excluding distributions and withdrawals) for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 2001, 2000 and 1999 is as follows:



                                      2001                          2000                            1999
                                      ----                          ----                            ----
                                               PER                           PER                             PER
                              AMOUNT           UNIT          AMOUNT          UNIT           AMOUNT           UNIT
Change in net assets
  (excluding
  distributions and
  withdrawals) for
  financial reporting
  purposes                 $(333,467)      $   (5.01)      $ (85,161)      $   (1.26)      $  50,608       $     .75
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                  (385,031)          (5.79)       (275,501)          (4.07)       (423,242)          (6.27)
Net change in
  allowance for
  possible loan and
  lease losses              (119,494)          (1.80)         24,445             .36          92,030            1.36
Gain on lease
  terminations                 6,260             .09         374,384            5.53              --              --
Net realizable
  value adjustments          347,320            5.23         106,867            1.58         123,029            1.82
                           ---------       ---------       ---------       ---------       ---------       ---------
Net income (loss)
  for income tax
  reporting purposes       $(484,412)      $   (7.28)      $ 145,034       $    2.14       $(157,575)      $   (2.34)
                           =========       =========       =========       =========       =========       =========

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

     On January 10, 2001, SA Communications filed a suit against the Partnership, the General Partner, and others alleging the Partnership received a preference of approximately $45,000 prior to the filing of its petition in bankruptcy. The Partnership maintains that it was receiving regular monthly payments and there was no preference. SA Communications has been converted from Chapter 11 to Chapter 7 and the plaintiff has taken no action beyond the discovery phase. No loss, if any, has been recorded in the financial statements with respect to this matter.

     The General Partner's parent has approximately $2.2 million of unsecured subordinated debt due on December 31, 2002 and may not have sufficient liquid assets to repay such amounts. The General Partner's parent is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner's parent will be successful in its efforts. The inability of the General Partner to continue as a going concern as a result of the parent's inability to restructure its debts would require the Partnership to elect a successor general partner.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                           2001 QUARTERS
                                                           -------------
                                 FIRST           SECOND          THIRD          FOURTH           2001
Income from direct
  financing leases             $   2,364       $   1,999       $   1,408       $     982       $   6,753
Interest and other income          2,375             544           3,761             420           7,100
Distributions to partners        (99,940)             --        (325,000)             --        (424,940)
Withdrawals of
  limited partners                  (521)           (521)           (254)           (276)         (1,572)
Change in estimate
  of liquidation value
  of net assets                 (160,128)       (192,218)         21,190         (16,164)       (347,320)
                               ---------       ---------       ---------       ---------       ---------
Change in net assets           $(255,850)      $(190,196)      $(298,895)      $ (15,038)      $(759,979)
                               =========       =========       =========       =========       =========

     The change in estimate of liquidation value of net assets in the first quarter of 2001 is primarily due to the bankruptcy of AcTel and its related impact on Murdock which totaled $148,630 and in the second quarter of 2001 is due to the resale of the equipment at a loss of $192,722 discussed in
     Note 5.

                                                            2000 QUARTERS
                                                            -------------
                                 FIRST           SECOND          THIRD           FOURTH          2000
Income from direct
  financing leases             $   4,318       $   3,573       $   2,998       $   2,987       $  13,876
Interest and other income          5,385          13,243          12,438         (23,236)          7,830
Distributions to partners             --              --              --        (300,000)       (300,000)
Withdrawals of
  limited partners                (3,933)         (6,234)             --            (997)        (11,164)
Change in estimate
  of liquidation value
  of net assets                  (63,006)         74,660         (43,202)        (75,319)       (106,867)
                               ---------       ---------       ---------       ---------       ---------
Change in net assets           $ (57,236)      $  85,242       $ (27,766)      $(396,565)      $(396,325)
                               =========       =========       =========       =========       =========

     Interest and other income for the fourth quarter of 2000 includes the reversal of $35,713 of income recognized for the Murdock Communications Corporation note receivable, which note was estimated to be only partially collectible in the fourth quarter.

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

                                    PART III

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

         A.       The General Partner of the registrant:
                  Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

         B.       Executive officers of the General Partner of the Registrant:

         Thomas J. Berthel (age 50) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

         Ronald O. Brendengen (age 47) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in January 1998. He had previously served as Secretary (1994 - March, 1995), Treasurer (August 1995
- 1988) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

         Timothy J. White (age 48) - Mr. White was elected President of the General Partner on January 26, 2001. From 1999 to 2001, Mr. White was Vice President of New Markets for Great America Leasing in Cedar Rapids, Iowa. From 1996 to 1999, Mr. White was Vice President of Business Development for GE Capital in Cedar Rapids, Iowa. From 1993 to 1996, Mr. White was President of Aloha Capital Corporation in Syracuse, New York. From 1989 to 1993, Mr. White was Vice President of Sales for Dana Commercial Credit in Troy, Michigan. During his career, Mr. White has been responsible for the management of a leasing business in excess of $200 million and sales budgets in excess of $400 million. Mr. White holds a Bachelor's degree in Business Management from Walsh College in Troy, Michigan. Mr. White resigned effective July 13, 2001.

ITEM 11. EXECUTIVE COMPENSATION
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:

(A)                           (B)             (C)                 (C1)           (C2)               (D)
                                                                              Securities of
                                                                              property
                                                                              insurance          Aggregate
                                                                              benefits or        of
                                         Cash and Cash                        reimbursement      contingent
Name of individual and        Year       equivalent forms                     personal or        forms of
capacities which served       ended      of remuneration       Fees           benefits           remuneration
-----------------------       -----      ---------------       ----           --------           ------------
Berthel Fisher & Co.          2001                $0           $  12,000           $0                $0
Leasing, Inc.                 2000                $0           $  30,000           $0                $0
General Partner               1999                $0           $  60,000           $0                $0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

                  (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

       (1)                   (2)                                  (3)                   (4)
                    Name and Address of                  Amount and Nature of
Title of Class      Beneficial Ownership                 Beneficial Ownership     Percent of Class
--------------      --------------------------           --------------------     ----------------
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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.       Financial Statements.

                                                                                                      Page No.
                                                                                                      --------
                  Statements of Net Assets as of December 31, 2001 and 2000
                      (Liquidation Basis)                                                                 10

                  Statements of Changes in Net Assets (Liquidation Basis) for the Years Ended
                      December 31, 2001, 2000 and 1999                                                    11

                  Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999           12

                  Notes to Financial Statements                                                           13


         2.       Financial Statements Schedules
                  Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

         3.       Exhibits
                  3,4 Amended and Restated Agreement of
                      Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)


     (b)          Reports on Form 8-K
                  No reports on Form 8-K were filed in the fourth quarter of
                      2001.

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


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.
By: Thomas J. Berthel/s/                                               Date:    March 25, 2002
    --------------------------------
Thomas J. Berthel
President, Chief Executive Officer


By Berthel Fisher & Company Leasing, Inc.

By: Ronald O. Brendengen/s/                                            Date:    March 25, 2002
    --------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Thomas J. Berthel/s/                                                   Date:    March 25, 2002
------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Ronald O. Brendengen/s/                                                Date:    March 25, 2002
------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer, Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Daniel P. Wegmann/s/                                                   Date:    March 25, 2002
------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Leslie D. Smith/s/                                                     Date:    March 25, 2002
------------------------------------
Leslie D. Smith
Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

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