Form 10-Q
period 2002-03-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2002-05-06
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

                         Commission File Number 0-21458
                                                -------

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

              Iowa                                             42-1367356
              ----                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                    701 Tama Street, Marion, Iowa         52302
                    -------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of April 11, 2002, 65,942 units were issued and outstanding. Based on the book value at March 31, 2002 of $1.10 per unit, the aggregate market value at April 11, 2002 was $72,536.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                                                     Page
                                                                                                     ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

            Statements of Net Assets (Liquidation Basis) - March 31, 2002
            and December 31, 2001                                                                      3

            Statements of Changes in Net Assets (Liquidation Basis) - three months
            ended March 31, 2002 and 2001                                                              4

            Statements of Cash Flows - three months ended March 31, 2002 and 2001                      5

            Notes to Financial Statements                                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                     7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    8


Part II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                             8

Signatures                                                                                             9

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                                                         March 31, 2002         December 31, 2001
                                                                         --------------         -----------------
ASSETS
     Cash and cash equivalents                                            $      69,137            $      51,213
     Marketable equity security                                                  10,629                    4,724
     Not readily marketable equity security                                      25,727                   11,434
     Net investment in direct financing leases (Note B)                          38,883                   59,446
     Other assets                                                                 2,397                    3,002
                                                                          -------------            -------------

TOTAL ASSETS                                                                    146,773                  129,819
                                                                          -------------            -------------

LIABILITIES
     Accounts payable                                                             4,389                    3,469
     Lease security deposits                                                        831                    4,763
     Reserve for estimated costs during the period of liquidation                69,317                   87,922
                                                                          -------------            -------------

TOTAL LIABILITIES                                                                74,537                   96,154
                                                                          -------------            -------------
CONTINGENCIES (Note C)

NET ASSETS                                                                $      72,236            $      33,665
                                                                          =============            =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                                 Three Months     Three Months
                                                     Ended            Ended
                                                March 31, 2002    March 31, 2001
                                                --------------    --------------

Net assets at beginning of period                   $  33,665        $ 793,644

Income from direct financing leases                     2,561            2,364

Interest and other income                                 181            2,375

Distributions to partners                                 -0-          (99,940)

Withdrawals of limited partners                           (92)            (521)

Change in estimate of liquidation
   value of net assets                                 35,921         (160,128)
                                                    ---------        ---------


Net assets at end of period                         $  72,236        $ 537,794
                                                    =========        =========



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                    MARCH 31, 2002    MARCH 31, 2001
                                                                    --------------    --------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals         $  38,663          $(155,389)
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                           (35,921)           160,128
Changes in operating assets and liabilities:
     Other assets                                                           605            (20,338)
     Accounts payable                                                       920             11,577
     Reserve for estimated costs during the period of liquidation       (18,605)           (24,669)
                                                                      ---------          ---------
Net cash from operating activities                                      (14,338)           (28,691)
                                                                      ---------          ---------

INVESTING ACTIVITIES
Repayments of direct financing leases                                    28,593             20,079
Proceeds from sale of direct financing leases                             7,693             10,122
Security deposits paid                                                   (3,932)            (4,058)
                                                                      ---------          ---------
Net cash from investing activities                                       32,354             26,143
                                                                      ---------          ---------

FINANCING ACTIVITIES
Withdrawals paid to partners                                                (92)              (521)
Distributions paid to partners                                              -0-            (99,940)
                                                                      ---------          ---------
Net cash from financing activities                                          (92)          (100,461)
                                                                      ---------          ---------

Net increase (decrease) in cash and cash equivalents                     17,924           (103,009)
Cash and cash equivalents at beginning of period                         51,213            137,712
                                                                      ---------          ---------
Cash and cash equivalents at end of period                            $  69,137          $  34,703
                                                                      =========          =========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES
The Partnership's net investment in direct financing leases consists of the following:

                                                      (Liquidation Basis)   (Liquidation Basis)
                                                           March 31, 2002     December 31, 2001
                                                           --------------     -----------------
     Minimum lease payments receivable                   $         73,507      $         82,272
     Estimated unguaranteed residual values                         2,655                13,047
     Unearned income                                               (8,162)               (9,472)
     Unamortized initial direct costs                                  -0-                    2
     Adjustment to estimated net realizable value                 (29,117)              (26,403)
                                                         ----------------      ----------------
     Net investment in direct financing leases           $         38,883      $         59,446
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

In January, 2001, SA Communications filed a suit against the Partnership, the General Partner, and others alleging the Partnership received a preference of approximately $45,000 prior to the filing of its petition in bankruptcy. The Partnership maintains that it was receiving regular monthly payments and there was no preference. SA Communications has been converted from Chapter 11 to Chapter 7 and the plaintiff has taken no further action. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $2,742 in income from direct financing leases, notes receivable, and other income during the first three months of 2002. Management increased its estimate of the liquidation value of net assets during the first three months of 2002 by $35,921, due to changes in the estimated net realizable values of certain equity securities held by the Partnership ($20,198) and changes in the estimated net investment in direct financing leases ($15,723). The Partnership has accrued the estimated expenses of liquidation, which is $69,317 at March 31, 2002. The General Partner reviews this estimate and will adjust quarterly, as needed.

The Partnership will continue to make distributions to the partners as leases are collected or sold and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

Three lease contracts remain as of March 31, 2002, one of which had payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in this contract at March 31, 2002 was $9,667. Management has adequate reserves for this contract. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of direct financing leases consists of pay telephones and computer equipment, representing approximately 82% and 18%, respectively, of the portfolio at March 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices as of March 31, 2002.

                                               Carrying Amount      Fair Value
                                               ---------------      ----------
       Common Stock-Murdock                     $    10,629         $    10,629
                                                -----------         -----------
       Marketable equity security               $    10,629         $    10,629
                                                ===========         ===========

                                               Carrying Amount      Fair Value
                                               ---------------      ----------
       Common Stock-Murdock                     $    25,727         $    25,727
                                                -----------         -----------
       Not readily marketable equity security   $    25,727         $    25,727
                                                ===========         ===========

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investments are in a shell company with no operations, the equity price can be volatile. The Partnership holds 69,473 shares of Murdock as a marketable equity security and 178,645 shares as not readily marketable, due to restrictions imposed by Rule 144 of the Securities and Exchange Commission. At March 31, 2002, the total amount at risk was $36,356.


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

In January, 2001, SA Communications filed a suit against the Partnership, the General Partner, and others alleging the Partnership received a preference of approximately $45,000 prior to the filing of its petition in bankruptcy. The Partnership maintains that it was receiving regular monthly payments and there was no preference. SA Communications has been converted from Chapter 11 to Chapter 7 and the plaintiff has taken no further action. No loss, if any, has been recorded in the financial statements with respect to this matter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)



Date: May 3, 2002                 /s/ Ronald O. Brendengen
      ------------                ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date: May 3, 2002                 /s/ Daniel P. Wegmann
      ------------                ----------------------------------------------
                                  Daniel P. Wegmann, Controller