Form 10-Q
period 2002-06-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2002-08-13
CIK 874394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

                       701 Tama Street, Marion, Iowa 52302
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

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

                           Yes  X       No
                              -----        -------

As of July 15, 2002, 65,760 units were issued and outstanding. Based on the book value at June 30, 2002 of $.94 per unit, the aggregate market value at July 15, 2002 was $61,814.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                                                     Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) - June 30, 2002
              and December 31, 2001                                                                    3

              Statements of Changes in Net Assets (Liquidation Basis) - three months
              ended and six months ended June 30, 2002 and 2001                                        4

              Statements of Cash Flows - six months ended June 30, 2002 and 2001                       5

              Notes to Financial Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                     7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    8


Part II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                             8

Signatures        9

Certification of Chief Executive Officer                                                              10

Certification of Chief Financial Officer                                                              11

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                  STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                                   (UNAUDITED)


                                                                           June 30, 2002          December 31, 2001
                                                                           -------------          -----------------
ASSETS
     Cash and cash equivalents                                            $      57,352            $      51,213
     Marketable equity security                                                   7,086                    4,724
     Not readily marketable equity security                                      17,151                   11,434
     Net investment in direct financing leases (Note B)                          34,110                   59,446
     Other assets                                                                   -0-                    3,002
                                                                          -------------            -------------

TOTAL ASSETS                                                                    115,699                  129,819
                                                                          -------------            -------------


LIABILITIES
     Accounts payable                                                             4,512                    3,469
     Lease security deposits                                                        831                    4,763
     Reserve for estimated costs during the period of liquidation                48,190                   87,922
                                                                          -------------            -------------

TOTAL LIABILITIES                                                                53,533                   96,154
                                                                          -------------            -------------

CONTINGENCIES (Note C)


NET ASSETS                                                                $      62,166            $      33,665
                                                                          =============            =============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, LP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)


                                                   Three Months Ended                      Six Months Ended
                                             June 30, 2002     June 30, 2001        June 30, 2002     June 30, 2001
                                             -------------     -------------        -------------     -------------
Net assets at beginning of period           $       72,236    $     537,794         $      33,665    $      793,644

Income from direct financing leases                  1,844            1,999                 4,405             4,365

Interest and other income                              253              544                   434             2,921

Distributions to partners                              -0-              -0-                   -0-           (99,940)

Withdrawals of limited partners                        (49)            (521)                 (141)           (1,042)

Change in estimate of liquidation
   value of net assets                             (12,118)        (192,218)                23,803         (352,350)
                                            --------------    -------------         -------------    --------------


Net assets at end of period                 $       62,166    $     347,598         $      62,166    $      347,598
                                            ==============    =============         =============    ==============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                     JUNE 30, 2002             JUNE 30, 2001
                                                                     -------------             -------------
OPERATING ACTIVITIES
Changes in net assets excluding distributions and withdrawals        $    28,642                $ (345,064)
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                           (23,803)                   352,350
Changes in operating assets and liabilities:
     Other assets                                                          3,002                   (20,340)
     Accounts payable                                                      1,043                       743
     Reserve for estimated costs during the period of liquidation        (39,732)                  (49,844)
                                                                     -----------               -----------
Net cash from operating activities                                       (30,848)                  (62,155)
                                                                     -----------               -----------

INVESTING ACTIVITIES
Repayments of direct financing leases                                     36,421                   116,687
Proceeds from sale of direct financing leases                              4,639                    10,084
Security deposits paid                                                    (3,932)                   (4,058)
                                                                     -----------               -----------
Net cash from investing activities                                        37,128                   122,713
                                                                     -----------               -----------

FINANCING ACTIVITIES
Withdrawals paid to partners                                                (141)                   (1,042)
Distributions paid to partners                                               -0-                   (99,940)
                                                                     -----------               -----------
Net cash from financing activities                                          (141)                 (100,982)
                                                                     -----------               -----------

Net increase (decrease) in cash and cash equivalents                       6,139                   (40,424)
Cash and cash equivalents at beginning of period                          51,213                   137,712
                                                                     -----------               -----------
Cash and cash equivalents at end of period                           $    57,352               $    97,288
                                                                     ===========               ===========

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES
The Partnership's net investment in direct financing leases consists of the following:

                                                             (Liquidation Basis)       (Liquidation Basis)
                                                                   June 30, 2002         December 31, 2001
                                                                ----------------          ----------------
     Minimum lease payments receivable                          $         63,838          $         82,272
     Estimated unguaranteed residual values                                    2                    13,047
     Unearned income                                                      (6,318)                   (9,472)
     Unamortized initial direct costs                                        -0-                         2
     Adjustment to estimated net realizable value                        (23,412)                  (26,403)
                                                                ----------------          ----------------
     Net investment in direct financing leases                  $         34,110          $         59,446
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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $4,839 in income from direct financing leases, notes receivable, and other income during the first six months of 2002. Management increased its estimate of the liquidation value of net assets during the first six months of 2002 by $23,803, due to changes in the estimated net realizable values of certain equity securities held by the Partnership ($8,079) and changes in the estimated net investment in direct financing leases ($15,724). The Partnership has accrued the estimated expenses of liquidation, which is $48,190 at June 30, 2002. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

Two lease contracts remain as of June 30, 2002, one of which had payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in this contract at June 30, 2002 was $8,836. Management has adequate reserves for this contract. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of direct financing leases consists of pay telephones and computer equipment, representing approximately 84% and 16%, respectively, of the portfolio at June 30, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The tables provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices as of June 30, 2002.

                                                              Carrying Amount             Fair Value
                                                              -------------             -------------
         Common Stock-Murdock Communications Corporation      $       7,086             $       7,086
                                                              -------------             -------------
         Marketable equity security                           $       7,086             $       7,086
                                                              =============             =============
                                                              Carrying Amount             Fair Value
                                                              -------------             -------------
         Common Stock-Murdock Communications Corporation      $      17,151             $      17,151
                                                              -------------             -------------
         Not readily marketable equity security               $      17,151             $      17,151
                                                              =============             =============

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the securities held is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investments are in a shell company with no operations, the equity price can be volatile. The Partnership holds 69,473 shares of Murdock as a marketable equity security and 178,645 shares as not readily marketable, due to restrictions imposed by Rule 144 of the Securities and Exchange Commission. At June 30, 2002, the total amount at risk was $24,237.


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




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                  (Registrant)


Date: August 9, 2002                                 Ronald O. Brendengen/s/
      ---------------------                          --------------------------------------------------------
                                                     Ronald O. Brendengen, Chief Financial Officer, Treasurer


Date: August 9, 2002                                 Daniel P. Wegmann/s/
      ---------------------                          --------------------------------------------------------
                                                     Daniel P. Wegmann, Controller

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Telecommunications Income Fund IX (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Berthel, Chief Executive Officer of Berthel Fisher & Company Leasing, Inc., General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbaines-Oxley Act of 2002, that:

              (1) The Company's Report fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 9, 2002                          Thomas J. Berthel/s/
                                        --------------------------------------
                                        Thomas J. Berthel
                                        President and Chief Executive Officer
                                        Berthel Fisher & Company Leasing, Inc.
                                        General Partner
                                        Telecommunications Income Fund IX, L.P.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Telecommunications Income Fund IX (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., General Partner of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbaines-Oxley Act of 2002, that:

              (1) The Company's Report fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 9, 2002                         Ronald O. Brendengen/s/
                                       --------------------------------------
                                       Ronald O. Brendengen
                                       Chief Financial Officer
                                       Berthel Fisher & Company Leasing, Inc.
                                       General Partner
                                       Telecommunications Income Fund IX, L.P.