Form 10-Q
period 2002-09-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2002-11-12
CIK 874394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

                         Commission File Number 0-21458
                                                -------

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Iowa                                               42-1367356
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          701 Tama Street, Marion, Iowa            52302
                      --------------------------------------      --------
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

As of October 11, 2002, 65,747 units were issued and outstanding. Based on the book value at September 30, 2002 of $1.26 per unit, the aggregate market value at October 11, 2002 was $82,841.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) -
              September 30, 2002 and December 31, 2001                        3

              Statements of Changes in Net Assets (Liquidation Basis) -
              three months ended and nine months ended September 30, 2002
              and 2001                                                        4

              Statements of Cash Flows - nine months ended
              September 30, 2002 and 2001                                     5

              Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           8

Item 4.  Controls and Procedures                                              8


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8

Signatures                                                                    9

Certification of Chief Executive Officer                                      10

Certification of Chief Financial Officer                                      11

Certification of Chief Executive Officer Pursuant
 to U.S.C. Section 1350 as Adopted Pursuant to
 Section 906 of the Sarbanes-Oxley Act of 2002                                12

Certification of Chief Financial Officer Pursuant
 to U.S.C. Section 1350 as Adopted Pursuant to
 Section 906 of the Sarbanes-Oxley Act of 2002                                13



                                 TELECOMMUNICATIONS INCOME FUND IX, L.P.
                              STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                                               (UNAUDITED)



                                                               September 30, 2002     December 31, 2001
                                                               ------------------     -----------------
ASSETS
     Cash and cash equivalents                                      $ 56,344              $ 51,213
     Marketable equity security                                       12,401                 4,724
     Not readily marketable equity security                           30,015                11,434
     Net investment in direct financing leases (Note B)               26,999                59,446
     Other assets                                                         49                 3,002
                                                                    --------              --------

TOTAL ASSETS                                                         125,808               129,819
                                                                    --------              --------


LIABILITIES
     Accounts payable                                                  4,137                 3,469
     Lease security deposits                                             831                 4,763
     Reserve for estimated costs during the period of liquidation     37,821                87,922
                                                                    --------              --------

TOTAL LIABILITIES                                                     42,789                96,154
                                                                    --------              --------

CONTINGENCIES (Note C)


NET ASSETS                                                          $ 83,019              $ 33,665
                                                                    ========              ========


See accompanying notes.

                          TELECOMMUNICATIONS INCOME FUND IX, LP.
                           STATEMENTS OF CHANGES IN NET ASSETS
                             (LIQUIDATION BASIS) (UNAUDITED)



                                        Three Months Ended         Nine Months Ended
                                            September 30             September 30
                                         2002         2001         2002         2001
                                         ----         ----         ----         ----
Net assets at beginning of period     $  62,166    $ 347,598    $  33,665    $ 793,644

Income from direct financing leases       1,580        1,408        5,985        5,773

Interest and other income                 1,195        3,761        1,632        6,682

Distributions to partners                   -0-     (325,000)         -0-     (424,940)

Withdrawals of limited partners            (102)        (254)        (243)      (1,296)

Change in estimate of liquidation
   value of net assets                   18,180       21,190       41,980     (331,160)
                                      ---------    ---------    ---------    ---------


Net assets at end of period           $  83,019    $  48,703    $  83,019    $  48,703
                                      =========    =========    =========    =========


See accompanying notes.

                                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                Nine Months Ended

                                                                  September 30, 2002        September 30, 2001
                                                                  ------------------        ------------------
Operating Activities
Changes in net assets excluding distributions and withdrawals         $  49,597                  $(318,705)
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                           (41,980)                   331,160
Changes in operating assets and liabilities:
     Other assets                                                         2,953                     (2,221)
     Accounts payable                                                       668                        579
     Reserve for estimated costs during the period of liquidation       (50,101)                   (59,421)
                                                                      ---------                  ---------
Net cash from operating activities                                      (38,863)                   (48,608)
                                                                      ---------                  ---------

Investing Activities
Repayments of direct financing leases and notes                          43,676                    382,302
Proceeds from sale of direct financing leases                             4,493                     10,967
Security deposits paid                                                   (3,932)                    (4,326)
                                                                      ---------                  ---------
Net cash from investing activities                                       44,237                    388,943
                                                                      ---------                  ---------

Financing Activities
Withdrawals paid to partners                                               (243)                    (1,296)
Distributions paid to partners                                              -0-                   (424,940)
                                                                      ---------                  ---------
Net cash from financing activities                                         (243)                  (426,236)
                                                                      ---------                  ---------

Net increase (decrease) in cash and cash equivalents                      5,131                    (85,901)
Cash and cash equivalents at beginning of period                         51,213                    137,712
                                                                      ---------                  ---------
Cash and cash equivalents at end of period                            $  56,344                  $  51,811
                                                                      =========                  =========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2002


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended
September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES
The Partnership's net investment in direct financing leases consists of the following:

                                                       (Liquidation     (Liquidation
                                                          Basis)            Basis)
                                                       September 30,     December 31,
                                                           2002              2001
                                                         --------          --------
     Minimum lease payments receivable                   $ 55,000          $ 82,272
     Estimated unguaranteed residual values                     2            13,047
     Unearned income                                       (4,737)           (9,472)
     Unamortized initial direct costs                         -0-                 2
     Adjustment to estimated net realizable value         (23,266)          (26,403)
                                                         --------          --------
     Net investment in direct financing leases           $ 26,999          $ 59,446
                                                         ========          ========

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------
On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $7,617 in income from direct financing leases, notes receivable, and other income during the first nine months of 2002. Management increased its estimate of the liquidation value of net assets during the first nine months of 2002 by $41,980, due to changes in the estimated net realizable value of an equity security held by the Partnership ($26,258) and changes in the estimated net investment in direct financing leases ($15,722). The Partnership has accrued the estimated expenses of liquidation, which is $37,821 at September 30, 2002. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

Two lease contracts remain as of September 30, 2002, one of which had payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in this contract at September 30, 2002 was $8,836. Management has adequate reserves for this contract. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of direct financing leases consists of pay telephones and computer equipment, representing approximately 82% and 18%, respectively, of the portfolio at September 30, 2002.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Equity Price Sensitivity
The tables provide information about the Partnership's marketable and not readily marketable equity security that is sensitive to changes in prices as of
September 30, 2002.

                                                         Carrying Amount       Fair Value
                                                         ---------------       ----------
     Common Stock-Murdock Communications Corporation      $      12,401       $      12,401
                                                          -------------       -------------
     Marketable equity security                           $      12,401       $      12,401
                                                          =============       =============

                                                         Carrying Amount       Fair Value
                                                         ---------------       ----------
     Common Stock-Murdock Communications Corporation      $      30,015       $      30,015
                                                          -------------       -------------
     Not readily marketable equity security               $      30,015       $      30,015
                                                          =============       =============

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investment is in a shell company with no operations, the equity price can be volatile. The
Partnership holds 69,473 shares of Murdock as a marketable equity security and 178,645 shares as not readily marketable, due to restrictions imposed by Rule
144 of the Securities and Exchange Commission. At September 30, 2002, the total amount at risk was $42,416.


Item 4.  Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the
Partnership's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the
Partnership's management, including the Chief Executive Officer and Chief
Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.



                                     PART II

Item 1.  Legal Proceedings
         -----------------
Telcom Management Systems filed a suit against the Partnership, the General
Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The
General Partner filed a Motion for Summary Judgment, which was denied. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. No further action has been taken at this time by the plaintiff. No loss, if any, has been recorded in the financial statements with respect to this matter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)



Date: November 11, 2002                     /s/  Ronald O. Brendengen
      -----------------                     ----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: November 11, 2002                     /s/  Daniel P. Wegmann
      -----------------                     ----------------------------------
                                                 Daniel P. Wegmann, Controller

                        FORM OF SECTION 302 CERTIFICATION

I, Thomas J. Berthel, President and Chief Executive Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund IX, L.P., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Telecommunications Income Fund IX, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002                           /s/  Thomas J. Berthel
                                            ----------------------------------
                                                 Thomas J. Berthel
                                                 President and Chief Executive
                                                 Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income
                                                 Fund IX, L.P.

                        FORM OF SECTION 302 CERTIFICATION

I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund IX, L.P., certify that: 1. I have reviewed this quarterly report on Form 10-Q of Telecommunications Income Fund IX, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002                           /s/  Ronald O. Brendengen
                                            ----------------------------------
                                                 Ronald O. Brendengen
                                                 Chief Financial Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income
                                                 Fund IX, L.P.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Telecommunications Income Fund IX (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Berthel, Chief Executive Officer of Berthel Fisher & Company Leasing, Inc., General Partner of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Company's Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


November 11, 2002                           /s/  Thomas J. Berthel
                                            ----------------------------------
                                                 Thomas J. Berthel
                                                 President and Chief Executive
                                                 Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income
                                                 Fund IX, L.P.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Telecommunications Income Fund IX (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., General Partner of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Company's Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


November 11, 2002                           /s/  Ronald O. Brendengen
                                            ----------------------------------
                                                 Ronald O. Brendengen
                                                 Chief Financial Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income
                                                 Fund IX, L.P.