Form 10-K
period 2002-12-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2003-03-25
CIK 874394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

                   Limited Partnership Interests (the "Units")
                                 --------------
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

As of March 4, 2003, 65,515 units were issued and outstanding. Based on the book value of $.70 per unit at December 31, 2002, the aggregate market value at March 4, 2003 was $45,861.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the prospectus included in the Partnership's Post Effective Amendment No. 4 to the Registration Statement on Form S-1 filed December 22, 1992 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1    Business----------------------------------------------------------   3
Item 2    Properties--------------------------------------------------------   3
Item 3    Legal Proceedings-------------------------------------------------   3
Item 4    Submission of Matters to a Vote of Unit Holders-------------------   4

                                     PART II

Item 5    Market for the Registrant's
          Common Equity and Related Stockholders Matters--------------------   4
Item 6    Selected Financial Data-------------------------------------------   4
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations-------------------------------   5
Item 7A   Quantitative and Qualitative Disclosures About Market Risk--------   6
Item 8    Financial Statements and Supplementary Data-----------------------   6
Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure----------------------------  19

                                    PART III

Item 10   Directors and Executive Officers of the Registrant----------------  19
Item 11   Executive Compensation--------------------------------------------  20
Item 12   Security Ownership of Certain Beneficial Owners and Management----  21
Item 13   Certain Relationships and Related Transactions--------------------  21
Item 14   Controls and Procedures-------------------------------------------  21

                                     PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K--- 22 Signatures-------------------------------------------------------- 23
          Certifications----------------------------------------------------  24

                                     PART I

Item 1.  Business
         --------
Telecommunications Income Fund IX, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 2, 1991. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

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

The Partnership acquired telecommunications equipment (primarily pay telephones and call processing equipment) and leased the equipment to third parties generally under full payout leases. The Partnership also acquired other types of equipment that is subject to full payout leases. Full payout leases are leases that are expected to generate gross rental payments sufficient to recover the purchase price of the subject equipment and any overhead and acquisition costs.

The General Partner acquired and approved leases on behalf of the Partnership. The General Partner established guidelines to use in approving lessees. Generally, before any lease was approved, there was a review of the potential lessees' financial statements, credit references were checked, and outside business and/or individual credit reports were obtained.

The Partnership's equipment leases are concentrated in the pay telephones representing approximately 81%, 79%, and 34% of the Partnership's direct finance lease portfolio at December 31, 2002, 2001, and 2000, respectively. Computer equipment represented approximately 19%, 19%, and 12% of the Partnership's portfolio at December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, only two customers remained. The Partnership operates in one segment.

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.

Item 2.  Properties
         ----------
The Partnership does not own or lease any real estate. The Partnership's materially important properties consist entirely of equipment under lease, as described in Item 1.

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

Item 4.  Submission of Matters to a Vote of Unit Holders
         -----------------------------------------------
No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
Matters
-------
The Registrants' Units are not publicly traded. There is no market for the Units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the Units.

                                                   Number of Partners
           Title of Class                           at March 4, 2003
           ---------------------------------------------------------
           Limited Partners                                1,144
           General Partner                                     1

Distributions of $0, $424,940, $300,000, $1,565,000, and $8,477,803 were made to investors in 2002, 2001, 2000, 1999, and 1998, respectively. This represented distributions per unit of $0 for 2002, $6.39 for 2001, $4.49 for 2000, $23.21 for 1999, and $125.23 for 1998.

Item 6.  Selected Financial Data
         -----------------------

                                                                                              (Historical
                                                                                              Cost Basis)
                                                                                             -------------
                                                                                                     Three
                                                                                              Months Ended
                                                                                             Mar. 31, 1998
                                                                                             -------------
Total Revenue                                                                                    $ 402,020
Net Income                                                                                          94,123
Provision for Possible Losses                                                                       64,711
Net Income per Unit                                                                                   1.39
Distributions per Unit                                                                                7.50
Distributions to Partners                                                                          508,064

                                                              (Liquidation Basis)
                               ---------------------------------------------------------------------------
                               Dec. 31, 2002   Dec. 31, 2001  Dec. 31, 2000  Dec. 31, 1999   Dec. 31, 1998
                               -------------   -------------  -------------  -------------   -------------
Total Assets                       $ 100,712       $ 129,819      $ 969,554    $ 1,593,434     $ 3,215,954

                                                              (Liquidation Basis)
                                --------------------------------------------------------------------------
                                  Year Ended      Year Ended     Year Ended     Year Ended  Mar. 31, 1998-
                               Dec. 31, 2002   Dec. 31, 2001  Dec. 31, 2000  Dec. 31, 1999   Dec. 31, 1998
                               -------------   -------------  -------------  -------------   -------------
Change in net assets, excluding
  distributions and withdrawals    $ 12,463        $(333,467)     $ (85,161)   $    50,608     $   235,258
Distributions to Partners                -0-         424,940        300,000      1,565,000       7,969,739
Distributions per Unit                   -0-            6.39           4.49          23.21          117.73


The selected financial data above was derived from the liquidation basis financial statements of the Partnership from March 31, 1998 through December 31, 2002 and the historical cost basis financial statements prior to March 31, 1998.
As of March 31, 1998, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts. The change to liquidation basis accounting may materially affect the comparability of the selected financial data. The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

                                       4

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

Results of Operations

On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the financial statements beginning with the second quarter of 1998 have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Although management will make every effort to collect leases, sell equipment, and maximize equity positions as quickly as possible, no assurance can be given that the Partnership will be dissolved prior to December 31, 2005.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $9,087 in income from direct financing leases, notes receivable, interest, and other income during 2002. The Partnership will make distributions to the partners, to the extent cash is available for distribution, as leases are collected or sold and equity securities (common shares of Murdock Communications Corporation ("Murdock")) are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 2002, there have been distributions totalling $21,473,163. As of December 31, 2002 the Partnership had $56,921 of cash on hand.

Management increased its estimate of the liquidation value of net assets during 2002 by $3,376 due to the change in the carrying value of equity securities of $8,654, a gain on lease terminations of $15,722, and offset by an increase in the reserve for estimated costs during the period of liquidation of $21,000. The Partnership has accrued the estimated expenses of liquidation, which is $49,971 at December 31, 2002. The General Partner reviews this estimate and will adjust quarterly, as needed.

As of December 31, 2002 there was one customer with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in this contract at December 31, 2002 was $8,005. This contract was paid in full in February, 2003, resulting in proceeds of $9,332 and a gain of $3,025. Management believes its reserves are adequate as of December 31, 2002. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner serves as a general partner of a privately offered active limited partnership. As of December 31, 2002, the net proceeds of the private program, TIF X, and TIF XI have been invested in specific equipment. TIF X entered the liquidation phase on December 31, 1999. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

The General Partner is not aware of any regulatory issues that may have a substantial negative impact within the telecommunications industry in which the Partnership conducts a significant amount of its business. There are, and will continue to be, regulatory issues within the telecommunications industry that the General Partner will monitor.

The equipment leases acquired by the Partnership were financed to yield rates of return between 15% and 20%, and terms varying from 36 to 60 months. Rates charged on a particular lease depended on a variety of factors, including the size of the transaction and the financial strength of the lessee. Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold.

Berthel Fisher & Company, Inc., the parent of the General Partner, has $2.2 million of unsecured debt that was due December 31, 2002. Berthel Fisher & Company, Inc. has not paid this debt as of the filing of this report and is in default. Since Berthel Fisher & Company, Inc. is in default, its creditors could take legal action to enforce their right to repayment. Ultimately, this could result in the bankruptcy of Berthel Fisher & Company, Inc. Since the General Partner is a subsidiary and asset of Berthel Fisher & Company, Inc., the bankruptcy of Berthel Fisher & Company, Inc. could cause the General Partner to be unable to continue as a going concern. If this were to happen, the Partnership would need to elect or appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the liquidation proceeds received by the limited partners.

Liquidity and Capital Resources
Under terms of the Partnership agreement, the Partnership is required to establish working capital reserves of no less than 1% of the total capital raised, or $169,755. At December 31, 2002, actual cash on hand was $56,921. However, upon entering the liquidation phase, the General Partner has prioritized the liquidation of assets and distributing remaining proceeds to the partners. Management believes that the cash on hand at December 31, 2002 is sufficient to satisfy current operating expenses and costs of the Partnership.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Equity Price Sensitivity
The following table provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of December 31, 2002.

                                                Carrying Amount     Fair Value
                                                ---------------     -----------
         Common Stock-Murdock                     $    24,812       $    24,812
                                                  -----------       -----------
         Not readily marketable equity security   $    24,812       $    24,812
                                                  ===========       ===========


The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investment is in a shell company with no operations, the equity price can be volatile. The Partnership holds 248,118 shares of Murdock and at December 31, 2002, the total amount at risk was $24,812. Murdock has filed an S-4 registration with the intent to merge with another company. The Partnership intends to hold the Murdock shares to determine if any significant value can be achieved from this potential merger. No assurance can be given that the merger will be consummated or that any value can be realized if the merger is consummated.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The following financial statements and related information as of and for the years ended December 31, 2002, 2001, and 2000 are included in Item 8:

     Independent Auditors' Report
     Statements of Net Assets as of December 31, 2002 and 2001
       (Liquidation Basis)
     Statements of Changes in Net Assets (Liquidation Basis) for the Years Ended
       December 31, 2002, 2001 and 2000
     Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Partners
Telecommunications Income Fund IX, L.P.

We have audited the accompanying statements of net assets (liquidation basis) of Telecommunications Income Fund IX, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of changes in net assets (liquidation basis) and of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets of Telecommunications Income Fund IX, L.P. at December 31, 2002 and 2001, and the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America on the basis described in Note 1.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.



/s/  DELOITTE & TOUCHE LLP
-----------------------------
     DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
March 10, 2003



TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
AS OF DECEMBER 31, 2002 AND 2001
------------------------------------------------------------------------------------

ASSETS                                                             2002       2001

  Cash and cash equivalents                                      $ 56,921   $ 51,213
  Not readily marketable equity security (Note 2)                  24,812     16,158
  Net investment in direct financing leases (Notes 3 and 4)        18,979     59,446
  Other assets                                                                 3,002
                                                                 --------   --------
           Total assets                                           100,712    129,819
                                                                 --------   --------

LIABILITIES

  Accounts payable                                                  4,149      3,469
  Lease security deposits                                             831      4,763
  Reserve for estimated costs during the period of liquidation     49,971     87,922
                                                                 --------   --------
           Total liabilities                                       54,951     96,154
                                                                 --------   --------

CONTINGENCIES (Note 9)

NET ASSETS                                                       $ 45,761   $ 33,665
                                                                 ========   ========


See notes to financial statements

                                         -8-

TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

NET ASSETS AS OF JANUARY 1, 2000                                    $ 1,189,969

  Income from direct financing leases                                    13,876
  Interest and other income                                               7,830
  Change in estimate of liquidation value of net assets (Note 1)       (106,867)
  Distributions to partners ($4.49 per unit) (Note 6)                  (300,000)
  Withdrawals of limited partners                                       (11,164)
                                                                    ===========

NET ASSETS AS OF DECEMBER 31, 2000                                      793,644

  Income from direct financing leases                                     6,753
  Interest and other income                                               7,100
  Change in estimate of liquidation value of net assets (Note 1)       (347,320)
  Distributions to partners ($6.39 per unit) (Note 6)                  (424,940)
  Withdrawals of limited partners                                        (1,572)
                                                                    ===========

NET ASSETS AS OF DECEMBER 31, 2001                                       33,665

  Income from direct financing leases                                     7,293
  Interest and other income                                               1,794
  Change in estimate of liquidation value of net assets (Note 1)          3,376
  Withdrawals of limited partners                                          (367)
                                                                    ===========

NET ASSETS AS OF DECEMBER 31, 2002                                  $    45,761
                                                                    ===========


See notes to financial statements.



TELECOMMUNICATIONS INCOME FUND IX, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
------------------------------------------------------------------------------------------------------------

                                                                           2002         2001         2000
OPERATING ACTIVITIES:

  Change in net assets excluding distributions and withdrawals          $  12,463    $(333,467)   $ (85,161)

  Adjustments to reconcile to net cash from operating activities:
    Liquidation basis adjustments                                          (3,376)     347,320      106,867
    Noncash dividend income                                                                          (9,850)
    Changes in operating assets and liabilities:
      Other assets                                                          3,002        1,824       (4,826)
      Outstanding checks in excess of bank balance                                                  (94,490)
      Accounts payable                                                        680       (6,214)         148
      Due to affiliates                                                                                (477)
      Accrued expenses and other liabilities                              (58,951)     (69,216)    (122,937)
                                                                        ---------    ---------    ---------
           Net cash from operating activities                             (46,182)     (59,753)    (210,726)
                                                                        ---------    ---------    ---------

INVESTING ACTIVITIES:
  Repayments of direct financing leases                                    52,035      391,926      111,496
  Proceeds from sale or termination of direct financing leases              4,154       12,166       63,251
  Proceeds from sale of equipment under operating lease                                             336,815
  Repayments of notes receivable                                                                     22,043
  Net lease security deposits paid                                         (3,932)      (4,326)      (9,799)
                                                                        ---------    ---------    ---------
           Net cash from investing activities                              52,257      399,766      523,806
                                                                        ---------    ---------    ---------

FINANCING ACTIVITIES - Distributions and withdrawals paid to partners        (367)    (426,512)    (311,164)
                                                                        ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        5,708      (86,499)       1,916

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             51,213      137,712      135,796
                                                                        ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  56,921    $  51,213    $ 137,712
                                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                                   $      45
  Noncash investing and financing activities:
    Direct financing lease converted to notes receivable and
      not readily marketable equity security                                                        174,811
    Operating lease converted to note receivable                                                    870,000


See notes to financial statements.

                                                    -10-



TELECOMMUNICATIONS INCOME FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
---------------------------------------------------------------------------------------------


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

     Changes in the estimated liquidation value of net assets during the years ended December 31, 2002, 2001 and 2000 are summarized as follows:


                                                            2002         2001         2000

       Change in estimate of liquidation value of:
         Securities                                      $   8,654    $ (81,408)   $(180,736)
         Direct financing leases and notes receivable       15,722     (265,912)      73,869
         Reserve for estimated costs during the period
           of liquidation                                  (21,000)
                                                         ---------    ---------    ---------
       Total                                             $   3,376    $(347,320)   $(106,867)
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

                                      -11-

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

     The Partnership's equity security at December 31, 2002 consists of a common stock investment in one company. A prospective buyer may require a substantially lower price than currently estimated and the prospects of this company may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of its equity security.

     Most of the Partnership's leases are with customers that are highly leveraged and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through timely collection efforts, failure of the Partnership's customers to make scheduled payments under their equipment leases could have a material near-term impact on the net realizable value of leases.

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

     Certain Risk Concentrations - The Partnership's portfolio of lease receivables are concentrated in pay telephones and computer equipment, representing approximately 81% and 19% at December 31, 2002 and 79% and 19% at December 31, 2001, respectively, of the Partnership's direct finance lease portfolio.

     Two customers represented 100% of the Partnership's net investment in direct financing leases at December 31, 2002 (three customers represented 94% at December 31, 2001).

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

     Equity Securities - The Partnership's common equity security is restricted as to sale in the public market under rules of the Securities and Exchange Commission. The common equity security is valued at an estimated discount from the published market price reflective of its more illiquid nature.

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

     Notes Receivable - Notes receivable were carried at the principal balance outstanding. Interest income on notes receivable was accrued based on the principal amount outstanding.

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

     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   EQUITY SECURITY

     The Partnership's not readily marketable equity security consists of the following at December 31, 2002 and 2001:

                                                                 2002      2001

       248,118 common shares at December 31, 2002 and 2001 of
        Murdock Communications Corporation, a public shell
        company with no operations                             $24,812   $16,158
                                                               =======   =======


3.   NET INVESTMENT IN DIRECT FINANCING LEASES

     The Partnership's net investment in direct financing leases consists of the following at December 31, 2002 and 2001:

                                                           2002          2001

       Minimum lease payments receivable                 $ 45,330      $ 82,272
       Estimated unguaranteed residual values                   2        13,047
       Unearned income                                     (3,429)       (9,472)
       Unamortized initial direct costs                                       2
       Adjustment to estimated net realizable value       (22,924)      (26,403)
                                                         --------      --------
       Net investment in direct financing leases         $ 18,979      $ 59,446
                                                         ========      ========

     At December 31, 2002, the future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:


                                                       Minimum     Estimated
                                                        Lease     Unguaranteed
                                                       Payments     Residual
                                                      Receivable     Values
       Years ending December 31:
                2003                                   $ 45,330     $      2
                                                       ========     ========

     The Partnership leases equipment or provides financing to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies were $8,005 and $12,762 at December 31, 2002 and 2001, respectively.

     Four customers accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:

                                             2002          2001          2000

       Customer A                             94 %
       Customer B                                          49 %          35 %
       Customer C                                          22            22
       Customer D                                          18            21


4.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The changes in the allowance for possible loan and lease losses for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                             2002          2001          2000

       Balance at beginning of year       $  26,403     $  75,897     $ 100,343
        Provision                                          70,000
        Charge-offs, net of recoveries       (3,479)     (119,494)      (24,446)
                                          ---------     ---------     ---------
       Balance at end of year             $  22,924     $  26,403     $  75,897
                                          =========     =========     =========


     The allowance for possible loan and lease losses consisted of specific allowances of $22,924, $0 and $47,846 for certain leases and general unallocated allowances of $0, $26,403 and $28,051 at December 31, 2002, 2001 and 2000, respectively. The allowance at December 31, 2002, 2001 and 2000 is included in the estimated net realizable value adjustment discussed in Note 3.

     In June, 2000, the Partnership's two leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment in the contracts totaled $174,811. The Partnership received two notes and recorded these at their estimated net realizable value of $127,879 and 34,947 (adjusted for a stock split) shares of preferred stock in AcTel, a not readily marketable security. The estimated net realizable value of the AcTel preferred stock was $78,630 at December 31, 2000. The Partnership did not accrue interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Partnership established a specific allowance of $47,846 at December 31, 2000 for the notes receivable related to this uncertainty. The Partnership increased the allowance for loan and lease losses by $70,000 in 2001 and wrote-off the carrying value of the notes receivable as Murdock's primary asset was AcTel preferred stock and AcTel filed for bankruptcy in April 2001.

     At December 31, 2002, one customer was past due over 90 days. The Partnership's net investment in contracts with this customer totaled $8,005. Subsequent to year end, the Partnership received a full pay-off of the balance due. At December 31, 2001, two customers were past due over 90 days. The Partnership's net investment in contracts with these customers totaled $55,913. Management believes that the underlying collateral is adequate to recover the Partnership's net investment. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

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

     During the Partnership's operating phase, to the extent there is cash available for distribution, cash distributions will be made on a monthly or quarterly basis in the following order of priority: first, to reimburse the General Partner for administrative services it provides to the Partnership, as further described in the Agreement (see Note 7); second, to the limited partners up to amounts representing a 12% annual return on their adjusted capital contribution (as defined), of which 8% annually will be cumulative; and third, to the General Partner, representing a monthly equipment management fee of 5% of the gross rental payments received by the Partnership. To the extent that cash is not available to pay all or a portion of the equipment management fee pursuant to the above priority distributions, such fee will accrue and accumulate. Any remaining cash distributions after payment of the above (including arrearages) will be paid, at the discretion of the General Partner, to the limited partners.

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



7.   ADMINISTRATIVE SERVICES AGREEMENT

     The General Partner is reimbursed for certain administrative costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $9,500, $12,000 and $30,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.   RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

     A reconciliation of the change in net assets (excluding distributions and withdrawals) for financial reporting purposes with net income (loss) reported for income tax purposes for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                     2002                           2001                       2000
                             ----------------------        ----------------------      ---------------------
                                           Per                            Per                         Per
                               Amount      Unit             Amount        Unit          Amount        Unit

Change in net assets
  (excluding
  distributions and
  withdrawals) for
  financial reporting
  purposes                   $  12,463    $     .19        $(333,467)   $   (5.01)     $ (85,161)   $   (1.26)
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                     (13,053)        (.20)        (385,031)       (5.79)      (275,501)       (4.07)
Net change in
  allowance for
  possible loan and
  lease losses                  (3,479)        (.05)        (119,494)       (1.80)        24,445          .36
Gain (loss) on lease
  terminations                 (23,040)        (.35)           6,260          .09        374,384         5.53
Net realizable
  value adjustments             (3,376)        (.05)         347,320         5.23        106,867         1.58
                             ---------    ---------        ---------    ---------      ---------    ---------
Net income (loss)
  for income tax
  reporting purposes         $ (30,485)   $    (.46)       $(484,412)   $   (7.28)     $ 145,034    $    2.14
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

     The General Partner's parent has approximately $2.2 million of unsecured subordinated debt which was due on December 31, 2002 and does not have sufficient liquid assets to repay such amounts. The General Partner's parent is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General
     Partner's parent will be successful in its efforts. The inability of the General Partner to continue as a going concern as a result of the parent's inability to restructure its debts would require the Partnership to elect a successor general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the liquidation proceeds received by the limited partners.

                                       17



10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        2002 Quarters
                                   --------------------------------------------------------
                                    First       Second      Third       Fourth      2002

     Income from direct
       financing leases            $  2,561    $  1,844    $  1,580    $  1,308    $  7,293
     Interst and other income           181         253       1,195         165       1,794
     Withdrawals of
       limited partners                 (92)        (49)       (102)       (124)       (367)
     Change in estimate
       of liquidation value
       of net assets                 35,921     (12,118)     18,180     (38,607)      3,376
                                   --------    --------    --------    --------    --------
     Change in net assets          $ 38,571    $(10,070)   $ 20,853    $(37,258)   $ 12,096
                                   ========    ========    ========    ========    ========



                                                        2001 Quarters
                                   ----------------------------------------------------------
                                     First       Second      Third       Fourth       2001

     Income from direct
       financing leases            $   2,364   $   1,999   $   1,408   $     982   $   6,753
     Interst and other income          2,375         544       3,761         420       7,100
     Distributions to partners       (99,940)   (325,000)   (424,940)
     Withdrawals of
       limited partners                 (521)       (521)       (254)       (276)     (1,572)
     Change in estimate
       of liquidation value
       of net assets                (160,128)   (192,218)     21,190     (16,164)   (347,320)
                                   ---------   ---------   ---------   ---------   ---------
     Change in net assets          $(255,850)  $(190,196)  $(298,895)  $ (15,038)  $(759,979)
                                   =========   =========   =========   =========   =========


     The change in estimate of liquidation value of net assets in the first quarter of 2001 is primarily due to the bankruptcy of AcTel and its related impact on Murdock which totaled $148,630 as discussed in Note 4 and in the second quarter of 2001 is due to the resale of the equipment at a loss of $192,722 as discussed in Note 5.

                                    * * * * *

                                       18

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     None

                                    PART III

Item 10. Directors & Executive Officers of the Registrant
         ------------------------------------------------

     A. The General Partner of the registrant: Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

     B.   Executive officers of the General Partner of the Registrant:

     Thomas J. Berthel (age 51) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

     Ronald O. Brendengen (age 48) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in January 1998. He had previously served as Secretary (1994 - March, 1995), Treasurer (August 1995
- 1988) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.



Item 11. Executive Compensation
         ----------------------
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                             (B)         (C)                      (C1)           (C2)                 (D)

                                                                                    Securities of
                                                                                    property
                                                                                    insurance            Aggregate
                                                                                    benefits or          of
                                            Cash and Cash                           reimbursement        contingent
Name of individual and          Year        equivalent forms                        personal             or forms of
capacities which served         ended       of remuneration           Fees          benefits             remuneration
---------------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co.            2002              $0                 $ 9,500           $0                    $0
Leasing, Inc.                   2001              $0                 $12,000           $0                    $0
General Partner                 2000              $0                 $30,000           $0                    $0


                                                          20



Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

         (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

       (1)                   (2)                                (3)                         (4)
                    Name and Address of                  Amount and Nature of
Title of Class      Beneficial Ownership                 Beneficial Ownership           Percent of Class
--------------      --------------------------           --------------------           ----------------
       Units        Berthel Fisher & Co. Leasing Inc.    Forty (40) Units;                   0.06%
                    701 Tama Street
                    Marion, IA 52302

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Related party transactions are described in Notes 3 and 7 of the notes to the financial statements.

Item 14. Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the
Partnership's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer,
concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the
Partnership required to be included in the Partnership's periodic SEC filings.
There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regards to significant deficiencies and material weaknesses, of which none were noted, were required.

                                       21

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------
(a)  1.  Financial Statements.
                                                                        Page No.
                Statements of Net Assets as of December 31, 2002
                  and 2001 (Liquidation Basis)                             8

                Statements of Changes in Net Assets
                  (Liquidation Basis) for the Years Ended
                  December 31, 2002, 2001 and 2000                         9

                Statements of Cash Flows for the Years Ended
                  December 31, 2002, 2001 and 2000                        10

                Notes to Financial Statements                             11

     2.  Financial Statements Schedules
                Information pursuant to Rule 12-09 (Schedule II)
                  is included in the financial statements and notes thereto.

     3.  Exhibits
                3,4   Amended and Restated Agreement of
                      Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)

                99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

                99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K
                No reports on Form 8-K were filed in the fourth quarter of 2002.

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


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                  (Registrant)

By Berthel Fisher & Company Leasing, Inc.

By:  /s/  Thomas J. Berthel                              Date:    March 25, 2003
  --------------------------------
          Thomas J. Berthel
          President, Chief Executive Officer

By Berthel Fisher & Company Leasing, Inc.

By:  /s/  Ronald O. Brendengen                           Date:    March 25, 2003
    --------------------------------
          Ronald O. Brendengen
          Chief Operating Officer,
          Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Thomas J. Berthel                                   Date:    March 25, 2003
------------------------------------
     Thomas J. Berthel
     Chief Executive Officer
     President, Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

/s/  Ronald O. Brendengen                                Date:    March 25, 2003
------------------------------------
     Ronald O. Brendengen
     Chief Operating Officer,
     Chief Financial Officer, Treasurer, Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

/s/  Daniel P. Wegmann                                   Date:    March 25, 2003
------------------------------------
     Daniel P. Wegmann
     Controller
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

/s/  Leslie D. Smith                                     Date:    March 25, 2003
------------------------------------
     Leslie D. Smith
     Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

                        FORM OF SECTION 302 CERTIFICATION

I, Thomas J. Berthel, President and Chief Executive Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund IX, L.P., certify that:

1. I have reviewed this annual report on Form 10-K of Telecommunications Income Fund IX, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 25, 2003                              /s/  Thomas J. Berthel
                                            -----------------------------------
                                                 Thomas J. Berthel
                                                 President and
                                                 Chief Executive Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income Fund
                                                 IX, L.P.

                        FORM OF SECTION 302 CERTIFICATION

I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund IX, L.P., certify that:

1. I have reviewed this annual report on Form 10-K of Telecommunications Income Fund IX, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 25, 2003                              /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen
                                                 Chief Financial Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income Fund
                                                 IX, L.P.