Form 10-Q
period 2003-03-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2003-05-14
CIK 874394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                         Commission File Number 0-21458
                                                -------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                           [X]  Yes         [ ]  No

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                           [ ]  Yes         [X]  No

As of April 14, 2003, 65,515 units were issued and outstanding. Based on the book value at March 31, 2003 of $.15 per unit, the aggregate market value at April 14, 2003 was $9,827.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) -
              March 31, 2003 and December 31, 2002                           3

              Statements of Changes in Net Assets (Liquidation Basis) -
              three months ended March 31, 2003 and 2002                     4

              Statements of Cash Flows - three months ended March 31,
              2003 and 2002                                                  5

              Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          8

Item 4.  Controls and Procedures                                             8


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   8

Item 6.  Exhibits                                                            8

Signatures                                                                   9

Certifications                                                              10



                            TELECOMMUNICATIONS INCOME FUND IX, L.P.
                         STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                                          (UNAUDITED)



                                                                    March 31,     December 31,
                                                                      2003            2002
                                                                    --------        --------
ASSETS
     Cash and cash equivalents                                      $ 39,195        $ 56,921
     Not readily marketable equity security                           28,534          24,812
     Net investment in direct financing leases (Note B)               18,753          18,979
                                                                    --------        --------

TOTAL ASSETS                                                          86,482         100,712
                                                                    --------        --------


LIABILITIES
     Accounts payable                                                  4,080           4,149
     Lease security deposits                                             -0-             831
     Reserve for estimated costs during the period of liquidation     72,625          49,971
                                                                    --------        --------

TOTAL LIABILITIES                                                     76,705          54,951
                                                                    --------        --------

CONTINGENCIES (Note C)


NET ASSETS                                                          $  9,777        $ 45,761
                                                                    ========        ========


See accompanying notes.

                                              3

                     TELECOMMUNICATIONS INCOME FUND IX, LP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                                     Three Months Ended March 31
                                                         2003            2002
                                                         ----            ----

Net assets at beginning of period                      $ 45,761        $ 33,665

Income from direct financing leases                       1,024           2,561

Interest and other income                                   116             181

Withdrawals of limited partners                            (119)            (92)

Change in estimate of liquidation
   value of net assets                                  (37,005)         35,921
                                                       --------        --------


Net assets at end of period                            $  9,777        $ 72,236
                                                       ========        ========


See accompanying notes.



                          TELECOMMUNICATIONS INCOME FUND IX, L.P.
                           STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                     Three Months Ended
                                                                    March 31,   March 31,
                                                                      2003        2002
                                                                    --------    --------
Operating Activities
Changes in net assets excluding withdrawals                         $(35,865)   $ 38,663
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                         37,005     (35,921)
Provision for possible lease losses                                  (16,152)        -0-
Changes in operating assets and liabilities:
     Other assets                                                        -0-         605
     Accounts payable                                                    (69)        920
     Reserve for estimated costs during the period of liquidation    (21,099)    (18,605)
                                                                    --------    --------
Net cash from operating activities                                   (36,180)    (14,338)
                                                                    --------    --------

Investing Activities
Repayments of direct financing leases                                  9,513      28,593
Proceeds from sale of direct financing leases                          9,891       7,693
Security deposits paid                                                  (831)     (3,932)
                                                                    --------    --------
Net cash from investing activities                                    18,573      32,354
                                                                    --------    --------

Financing Activities
Withdrawals paid to partners                                            (119)        (92)
                                                                    --------    --------
Net cash from financing activities                                      (119)        (92)
                                                                    --------    --------

Net increase (decrease) in cash and cash equivalents                 (17,726)     17,924
Cash and cash equivalents at beginning of period                      56,921      51,213
                                                                    --------    --------
Cash and cash equivalents at end of period                          $ 39,195    $ 69,137
                                                                    ========    ========


See accompanying notes.

                                            5



                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended
March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002.

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

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES
The Partnership's net investment in direct financing leases consists of the following:

                                                      (Liquidation Basis)      (Liquidation Basis)
                                                         March 31, 2003         December 31, 2002
                                                       ----------------          ----------------
     Minimum lease payments receivable                 $         26,514          $         45,330
     Estimated unguaranteed residual values                           1                         2
     Unearned income                                            (1,262)                   (3,429)
     Adjustment to estimated net realizable value               (6,500)                  (22,924)
                                                       ----------------          ----------------
     Net investment in direct financing leases         $         18,753          $         18,979
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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $1,140 in income from direct financing leases and other income during the first three months of 2003. Management decreased its estimate of the liquidation value of net assets during the first three months of 2003 by $37,005. This decrease is due to an increase in the estimated net realizable value of an equity security held by the Partnership of $3,722, an increase in the estimated net investment in direct financing leases of $3,026, and an increase in the reserve for estimated costs during the period of liquidation of $43,753. The Partnership also increased the estimated net realizable value of its lease portfolio by decreasing its allowance for possible lease losses by $16,152, which was credited to expense during the first quarter of 2003. The Partnership has accrued the estimated expenses of liquidation, which is $72,625 at March 31, 2003. The General Partner reviews this estimate and will adjust quarterly, as needed.

The Partnership will make distributions to the partners, to the extent cash is available for distribution, as its lease portfolio is collected or sold and equity securities (common shares of Murdock Communications Corporation ("Murdock")) are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

One lease contract remains and this contract was current on its lease payments as of March 31, 2003. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's portfolio of direct financing leases consists of pay telephones, representing 100% of the portfolio at March 31, 2003.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Equity Price Sensitivity
The following table provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of March 31,
2003.

                                                         Carrying Amount         Fair Value
                                                         ---------------         ----------
     Common Stock-Murdock Communications Corporation      $      28,534         $      28,534
                                                          -------------         -------------
     Not readily marketable equity security               $      28,534         $      28,534
                                                          =============         =============

The Partnership's primary market risk exposure is equity price. The
Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investment is in a shell company with no operations, the equity price can be volatile. The Partnership holds 248,118 shares of Murdock and at March 31, 2003, the total amount at risk was $28,534.
Murdock has filed an S-4 registration with the intent to merge with another company. The Partnership intends to hold the Murdock shares to determine if any significant value can be achieved from this potential merger. No assurance can be given that the merger will be consummated or that any value can be realized if the merger is consummated.


Item 4.  Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the
Partnership's disclosure controls and procedures within 90 days before the filing date of this report. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer,
concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the
Partnership required to be included in the Partnership's periodic SEC filings.
There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regards to significant deficiencies and material weaknesses, of which none were noted, were required.


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


Item 6.  Exhibits
         --------
         99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
         99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                       8

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)



Date: May 14, 2003                          /s/  Ronald O. Brendengen
      ------------                          -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: May 14, 2003                          /s/  Daniel P. Wegmann
      ------------                          -----------------------------------
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


May 14, 2003                                /s/  Thomas J. Berthel
                                            -----------------------------------
                                                 Thomas J. Berthel
                                                 President and Chief Executive
                                                 Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income
                                                 Fund IX, L.P.

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


May 14, 2003                                /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen
                                                 Chief Financial Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income
                                                 Fund IX, L.P.