Form 10-Q
period 2003-06-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2003-08-13
CIK 874394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

                         Commission File Number 0-21458

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

As of July 23, 2003, 65,515 units were issued and outstanding. Based on the book value at June 30, 2003 of $1.31 per unit, the aggregate market value at July 23, 2003 was $85,825.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                           Page
                                                                           ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) -
              June 30, 2003 and December 31, 2002                            3

              Statements of Changes in Net Assets (Liquidation Basis) -
              three and six months ended June 30, 2003 and 2002              4

              Statements of Cash Flows - six months ended
              June 30, 2003 and 2002                                         5

              Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          8

Item 4.  Controls and Procedures                                             8


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   8

Item 6.  Exhibits                                                            8

Signatures                                                                   9



                          TELECOMMUNICATIONS INCOME FUND IX, L.P.
                       STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                                        (UNAUDITED)



                                                                    June 30,    December 31,
                                                                      2003          2002
                                                                    --------      --------
ASSETS
     Cash and cash equivalents                                      $ 47,798      $ 56,921
     Not readily marketable equity security                           86,841        24,812
     Net investment in direct financing leases (Note B)               10,707        18,979
                                                                    --------      --------

TOTAL ASSETS                                                         145,346       100,712
                                                                    --------      --------


LIABILITIES
     Accounts payable                                                  3,734         4,149
     Lease security deposits                                             -0-           831
     Reserve for estimated costs during the period of liquidation     56,062        49,971
                                                                    --------      --------

TOTAL LIABILITIES                                                     59,796        54,951
                                                                    --------      --------

CONTINGENCIES (Note C)


NET ASSETS                                                          $ 85,550      $ 45,761
                                                                    ========      ========


See accompanying notes.

                      TELECOMMUNICATIONS INCOME FUND IX, LP.
                        STATEMENTS OF CHANGES IN NET ASSETS
                          (LIQUIDATION BASIS) (UNAUDITED)



                                         Three Months             Six Months
                                         Ended June 30           Ended June 30
                                        2003       2002        2003        2002
                                      --------   --------    --------    --------
Net assets at beginning of period     $  9,777   $ 72,236    $ 45,761    $ 33,665

Income from direct financing leases        730      1,844       1,754       4,405

Interest and other income                   75        253         191         434

Withdrawals of limited partners            -0-        (49)       (119)       (141)

Change in estimate of liquidation
   value of net assets                  74,968    (12,118)     37,963      23,803
                                      --------   --------    --------    --------


Net assets at end of period           $ 85,550   $ 62,166    $ 85,550    $ 62,166
                                      ========   ========    ========    ========


See accompanying notes.

                          TELECOMMUNICATIONS INCOME FUND IX, L.P.
                           STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                      Six Months Ended
                                                                    June 30,    June 30,
                                                                      2003        2002
                                                                    --------    --------
Operating Activities
Changes in net assets excluding withdrawals                         $ 39,908    $ 28,642
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                        (37,963)    (23,803)
Provision for possible lease losses                                  (16,152)        -0-
Changes in operating assets and liabilities:
     Other assets                                                        -0-       3,002
     Accounts payable                                                   (415)      1,043
     Reserve for estimated costs during the period of liquidation    (37,662)    (39,732)
                                                                    --------    --------
Net cash from operating activities                                   (52,284)    (30,848)
                                                                    --------    --------

Investing Activities
Repayments of direct financing leases                                 17,621      36,421
Proceeds from sale of direct financing leases                         26,490       4,639
Security deposits paid                                                  (831)     (3,932)
                                                                    --------    --------
Net cash from investing activities                                    43,280      37,128
                                                                    --------    --------

Financing Activities
Withdrawals paid to partners                                            (119)       (141)
                                                                    --------    --------
Net cash from financing activities                                      (119)       (141)
                                                                    --------    --------

Net increase (decrease) in cash and cash equivalents                  (9,123)      6,139
Cash and cash equivalents at beginning of period                      56,921      51,213
                                                                    --------    --------
Cash and cash equivalents at end of period                          $ 47,798    $ 57,352
                                                                    ========    ========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003


NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June
30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002.

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

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES
The Partnership's net investment in direct financing leases consists of the following:

                                                             (Liquidation Basis)       (Liquidation Basis)
                                                                   June 30, 2003         December 31, 2002
                                                                ----------------          ----------------
     Minimum lease payments receivable                          $         17,676          $         45,330
     Estimated unguaranteed residual values                                    1                         2
     Unearned income                                                       (533)                   (3,429)
     Adjustment to estimated net realizable value                        (6,437)                  (22,924)
                                                                ----------------          ----------------
     Net investment in direct financing leases                  $         10,707          $         18,979
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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $1,945 in income from direct financing leases and other income during the first six months of 2003. Management increased its estimate of the liquidation value of net assets during the first six months of 2003 by $37,963. This increase is due to an increase in the estimated net realizable value of an equity security held by the Partnership of $62,029, an increase due to a gain on lease terminations of $19,687, offset by an increase in the reserve for estimated costs during the period of liquidation of $43,753. The Partnership also increased the estimated net realizable value of its lease portfolio by decreasing its allowance for possible lease losses by $16,152, which was credited to expense during the first quarter of 2003. The Partnership has accrued the estimated expenses of liquidation, which is $56,062 at June 30, 2003. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

One lease contract remains and this customer was current on its lease payments as of June 30, 2003. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's portfolio of direct financing leases consists of pay telephones, representing 100% of the portfolio at June 30, 2003.

Berthel Fisher & Company, Inc., the parent of the General Partner, has $2.2 million of unsecured debt that was due December 31, 2002. Berthel Fisher & Company, Inc. has not paid this debt as of the filing of this report and is in default. Since Berthel Fisher & Company, Inc. is in default, its creditors could take legal action to enforce their right to repayment. Ultimately, this could result in the bankruptcy of Berthel Fisher & Company, Inc. Since the General Partner is a subsidiary of Berthel Fisher & Company, Inc., the bankruptcy of Berthel Fisher & Company, Inc. could cause the General Partner to be unable to continue as a going concern. If this were to happen, the Partnership would need to elect or appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the liquidation proceeds received by the limited partners.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Equity Price Sensitivity
The following table provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of June 30,
2003.

                                                             Carrying Amount             Fair Value
                                                              -------------             -------------
         Common Stock-Murdock Communications Corporation      $      86,841             $      86,841
                                                              -------------             -------------
         Not readily marketable equity security               $      86,841             $      86,841
                                                              =============             =============

The Partnership's primary market risk exposure is equity price. The
Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investment is in a shell company with no operations, the equity price can be volatile. The Partnership holds 248,118 shares of Murdock and at June 30, 2003, the total amount at risk was $86,841.
Murdock is valued at the market price less a discount for the lack of marketability. In July, 2003, Murdock merged with another company (Polar
Molecular) that has historically had operating losses. The Partnership is subject to lock-up agreement with respect to selling these shares until July, 2004. No assurance can be given that any value can be realized from the merger.


Item 4.  Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the
Partnership's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Partnership's management, including the Chief Executive
Officer and Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the
Partnership's periodic SEC filings.


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


Item 6.  Exhibits
         --------
99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer
99.3     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350
99.4     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)



Date: August 12, 2003                       /s/  Ronald O. Brendengen
      ---------------                       -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: August 12, 2003                       /s/  Daniel P. Wegmann
      ---------------                       -----------------------------------
                                                 Daniel P. Wegmann, Controller