Form 10-Q
period 2003-09-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2003-11-13
CIK 874394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

                        Commission File Number 000-21458

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

As of October 24, 2003, 65,404 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) -
              September 30, 2003 and December 31, 2002                        3

              Statements of Changes in Net Assets (Liquidation Basis)-
              three and nine months ended September 30, 2003 and 2002         4

              Statements of Cash Flows - nine months ended September 30,
              2003 and 2002                                                   5

              Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           8

Item 4.  Controls and Procedures                                              8


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8

Item 6.  Exhibits                                                             8

Signatures                                                                    9



                             TELECOMMUNICATIONS INCOME FUND IX, L.P.
                          STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                                           (UNAUDITED)



                                                                  September 30,     December 31,
                                                                      2003             2002
ASSETS                                                              --------         --------
     Cash and cash equivalents                                      $ 40,256         $ 56,921
     Not readily marketable equity security                           24,562           24,812
     Net investment in direct financing leases (Note B)                3,047           18,979
                                                                    --------         --------

TOTAL ASSETS                                                          67,865          100,712
                                                                    --------         --------


LIABILITIES
     Accounts payable                                                  2,881            4,149
     Lease security deposits                                             -0-              831
     Reserve for estimated costs during the period of liquidation     63,026           49,971
                                                                    --------         --------

TOTAL LIABILITIES                                                     65,907           54,951
                                                                    --------         --------

CONTINGENCIES (Note C)


NET ASSETS                                                          $  1,958         $ 45,761
                                                                    ========         ========


See accompanying notes.

                                               3



                      TELECOMMUNICATIONS INCOME FUND IX, LP.
                        STATEMENTS OF CHANGES IN NET ASSETS
                          (LIQUIDATION BASIS) (UNAUDITED)



                                          Three Months            Nine Months
                                       Ended September 30      Ended September 30
                                        2003        2002        2003        2002
                                      --------    --------    --------    --------

Net assets at beginning of period     $ 85,550    $ 62,166    $ 45,761    $ 33,665

Income from direct financing leases        424       1,580       2,178       5,985

Interest and other income                   60       1,195         251       1,632

Withdrawals of limited partners            -0-        (102)       (119)       (243)

Change in estimate of liquidation
   value of net assets                 (84,076)     18,180     (46,113)     41,980
                                      --------    --------    --------    --------


Net assets at end of period           $  1,958    $ 83,019    $  1,958    $ 83,019
                                      ========    ========    ========    ========


See accompanying notes.

                                        4



                              TELECOMMUNICATIONS INCOME FUND IX, L.P.
                               STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        Nine Months Ended
                                                                  September 30,     September 30,
                                                                      2003              2002
                                                                    --------          --------

Operating Activities
Changes in net assets excluding withdrawals                         $(43,684)         $ 49,597
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                         46,113           (41,980)
Provision for possible lease losses                                  (16,152)              -0-
Recovery received in the form of common stock                        (21,797)              -0-
Changes in operating assets and liabilities:
     Other assets                                                        -0-             2,953
     Accounts payable                                                 (1,268)              668
     Reserve for estimated costs during the period of liquidation    (30,698)          (50,101)
                                                                    --------          --------
Net cash from operating activities                                   (67,486)          (38,863)
                                                                    --------          --------

Investing Activities
Repayments of direct financing leases                                 26,035            43,676
Proceeds from sale of direct financing leases                         25,736             4,493
Security deposits paid                                                  (831)           (3,932)
                                                                    --------          --------
Net cash from investing activities                                    50,940            44,237
                                                                    --------          --------

Financing Activities
Withdrawals paid to partners                                            (119)             (243)
                                                                    --------          --------
Net cash from financing activities                                      (119)             (243)
                                                                    --------          --------

Net increase (decrease) in cash and cash equivalents                 (16,665)            5,131
Cash and cash equivalents at beginning of period                      56,921            51,213
                                                                    --------          --------
Cash and cash equivalents at end of period                          $ 40,256          $ 56,344
                                                                    ========          ========


See accompanying notes.

                                                5



                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended
September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002.

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

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES
The Partnership's net investment in direct financing leases consists of the following:

                                                      (Liquidation Basis)       (Liquidation Basis)
                                                       September 30, 2003         December 31, 2002
                                                       ------------------         -----------------
     Minimum lease payments receivable                   $          8,838          $         45,330
     Estimated unguaranteed residual values                             1                         2
     Unearned income                                                (108)                   (3,429)
     Adjustment to estimated net realizable value                 (5,684)                  (22,924)
                                                         ----------------          ----------------
     Net investment in direct financing leases           $          3,047          $         18,979
                                                         ================          ================

NOTE C - CONTINGENCIES
Telcom Management Systems filed a suit against the Partnership, the General
Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The
General Partner filed a Motion for Summary Judgment, which was denied. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. No further action has been taken at this time by the plaintiff. No loss, if any, has been recorded in the financial statements with respect to this matter.

Berthel Fisher & Company, Inc. ("BFC"), the parent of the General Partner, is in default on $2.2 million of its unsecured debt that was due December 31, 2002.
BFC is pursuing additional financing, refinancing, and asset sales to meet its obligations and must raise a minimum of $2.4 million. Approximately $900,000 has been raised as of the filing of this report. No assurance can be provided that BFC will be successful in its efforts. Since BFC is in default, its creditors could take legal action to enforce their right to repayment. No legal action has been taken at this time. The failure of BFC to raise the minimum amount of capital or legal action taken by the creditors could impact BFC's ability to continue as a going concern. This could ultimately affect the ability of the General Partner to continue as a going concern. If this were to happen, the Partnership would need to appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the liquidation proceeds received by the limited partners.

                                       6

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $2,429 in income from direct financing leases and other income during the first nine months of 2003. Management decreased its estimate of the liquidation value of net assets during the first nine months of 2003 by $46,113. This decrease is due to a decrease in the estimated net realizable value of an equity security held by the Partnership of $22,047, an increase due to a gain on lease terminations of $19,687, and an increase in the reserve for estimated costs during the period of liquidation of $43,753. The Partnership also increased the estimated net realizable value of its lease portfolio by decreasing its allowance for possible lease losses by $16,152, which was credited to expense during the first quarter of 2003. The Partnership received 58,909 common shares of Polar Molecular Holding Corporation ("Polar") in July, 2003 as a recovery of a previous write-off of Murdock Communications Corporation ("Murdock"), crediting expense in the amount of $21,797. The Partnership has accrued the estimated expenses of liquidation, which is $63,026 at September 30, 2003. The General Partner reviews this estimate and will adjust quarterly, as needed.

The Partnership will make distributions to the partners, to the extent cash is available for distribution, as its lease portfolio is collected or sold and equity securities (common shares of Polar) are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

One lease contract remains and this customer was current on its lease payments as of September 30, 2003. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's portfolio of direct financing leases consists of pay telephones, representing 100% of the portfolio at September 30, 2003.

Berthel Fisher & Company, Inc. ("BFC"), the parent of the General Partner, is in default on $2.2 million of its unsecured debt that was due December 31, 2002. BFC is pursuing additional financing, refinancing, and asset sales to meet its obligations and must raise a minimum of $2.4 million. Approximately $900,000 has been raised as of the filing of this report. No assurance can be provided that BFC will be successful in its efforts. Since BFC is in default, its creditors could take legal action to enforce their right to repayment. No legal action has been taken at this time. The failure of BFC to raise the minimum amount of capital or legal action taken by the creditors could impact BFC's ability to continue as a going concern. This could ultimately affect the ability of the General Partner to continue as a going concern. If this were to happen, the Partnership would need to appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the liquidation proceeds received by the limited partners.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Equity Price Sensitivity
The following table provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of September 30, 2003.

                                               Carrying Amount     Fair Value
                                               ---------------     ----------
      Common Stock-Polar                        $      24,562     $      24,562
                                                -------------     -------------
      Not readily marketable equity security    $      24,562     $      24,562
                                                =============     =============

The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. In July, 2003, Murdock merged with Polar, a company that has historically had operating losses, and therefore, the equity price can be volatile. The Partnership holds 307,027 shares of Polar and at September 30, 2003, the total amount at risk was $24,562. Polar is valued at the market price less a discount for the lack of marketability. The Partnership is subject to lock-up agreement with respect to selling these shares until July, 2004. No assurance can be given that any value can be realized from this investment.


Item 4.  Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.


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


Item 6.  Exhibits
         --------
         31.1     Certification of Chief Executive Officer
         31.2     Certification of Chief Financial Officer
         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)


Date: November 12, 2003                     /s/  Ronald O. Brendengen
      -----------------                     -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: November 12, 2003                     /s/  Daniel P. Wegmann
      -----------------                     -----------------------------------
                                                 Daniel P. Wegmann, Controller