Form 10-K
period 2003-12-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2004-03-29
CIK 874394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from       to
                                                -----    -----

                       Commission file number - 000-21458
                                             ------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [ ] Yes [X] No

As of June 30, 2003, 65,515 units were issued and outstanding. Based on the book value of $1.31 per unit at that time, the aggregate market value at June 30, 2003 was $85,825. As of February 4, 2004, 65,344 units were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the prospectus included in the Partnership's Post Effective Amendment No. 4 to the Registration Statement on Form S-1 filed December 22, 1992 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                          2003 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1    Business--------------------------------------------------------     3
Item 2    Properties------------------------------------------------------     3
Item 3    Legal Proceedings-----------------------------------------------     3
Item 4    Submission of Matters to a Vote of Unit Holders-----------------     4

                                     PART II

Item 5    Market for the Registrant's
          Common Equity and Related Stockholders Matters------------------     4
Item 6    Selected Financial Data-----------------------------------------     4
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations-----------------------------     4
Item 7A   Quantitative and Qualitative Disclosures About Market Risk------     6
Item 8    Financial Statements and Supplementary Data---------------------     6
Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure--------------------------    19
Item 9A   Controls and Procedures-----------------------------------------    19

                            PART III

Item 10   Directors and Executive Officers of the Registrant--------------    20
Item 11   Executive Compensation------------------------------------------    21
Item 12   Security Ownership of Certain Beneficial Owners and Management--    22
Item 13   Certain Relationships and Related Transactions------------------    22
Item 14   Principal Accountant Fees and Services--------------------------    22

                             PART IV

Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K-    23
          Signatures------------------------------------------------------    24

                                     PART I

Item 1.  Business
         --------
Telecommunications Income Fund IX, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 2, 1991. The general partner is Commercial Power Finance, Inc. (the "General Partner"), which changed its name from Berthel Fisher & Company Leasing, Inc. in March 2004, an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

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

The Partnership entered the liquidation phase on May 1, 1998 and must be dissolved by December 31, 2005. Proceeds from the sale of net assets will be distributed to Partners.

The Partnership acquired telecommunications equipment (primarily pay telephones and call processing equipment) and leased the equipment to third parties generally under full payout leases. The Partnership also acquired other types of equipment subject to full payout leases. Full payout leases are leases that are expected to generate gross rental payments sufficient to recover the purchase price of the equipment and any overhead and acquisition costs.

The General Partner acquired and approved leases on behalf of the Partnership. The General Partner established guidelines to use in approving lessees. Generally, before any lease was approved, there was a review of the potential lessees' financial statements, credit references were checked, and outside business and/or individual credit reports were obtained.

The Partnership's equipment leases were concentrated in pay telephones, representing approximately 81%, and 79% of the Partnership's direct finance lease portfolio at December 31, 2002, and 2001, respectively. Computer equipment represented approximately 19%, and 19% of the Partnership's portfolio at December 31, 2002, and 2001, respectively. At December 31, 2003, no lease contracts remained. The Partnership operates in one segment.

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.

Item 2.   Properties
          ----------
The Partnership does not own or lease any real estate. The Partnership's materially important properties consisted entirely of equipment under lease, as described in Item 1.

Item 3.   Legal Proceedings
          -----------------
Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgment, which was denied. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. No further action has been taken at this time by the plaintiff. No loss has been recorded in the financial statements with respect to this matter.



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

                                              Number of Partners
              Title of Class                 at February 4, 2004
              --------------------------------------------------
              Limited Partners                      1,136
              General Partner                           1

Distributions of $0, $0, $424,940, $300,000, and $1,565,000 were made to investors in 2003, 2002, 2001, 2000, and 1999, respectively. This represented distributions per unit of $6.39 for 2001, $4.49 for 2000, and $23.21 for 1999.

Item 6.   Selected Financial Data
          -----------------------
                                                              (Liquidation Basis)
                                    ---------------------------------------------------------------------------
                                       Year Ended      Year Ended     Year Ended     Year Ended      Year Ended
                                    Dec. 31, 2003   Dec. 31, 2002  Dec. 31, 2001  Dec. 31, 2000   Dec. 31, 1999
                                    -------------   -------------  -------------  -------------   -------------
Total Assets                             $ 62,915       $ 100,712      $ 129,819      $ 969,554     $ 1,593,434
Change in net assets, excluding
     distributions and withdrawals     $ (40,303)        $ 12,463   $  (333,467)    $  (85,161)     $    50,608
Distributions to Partners                     -0-             -0-        424,940        300,000       1,565,000
Distributions per Unit                        -0-             -0-           6.39           4.49           23.21

The selected financial data above was derived from the liquidation basis financial statements of the Partnership from December 31, 1999 through December
31, 2003. As of March 31, 1998, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts. The change to liquidation basis accounting may materially affect the comparability of the selected financial data. The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
Results of Operations
On May 1, 1998, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the financial statements beginning with the second quarter of 1998 have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Although management will make every effort to maximize equity positions as quickly as possible, no assurance can be given that the Partnership will be dissolved prior to December 31, 2005.

                                       4

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $2,739 in income from direct financing leases and other income during 2003. Management decreased its estimate of the liquidation value of net assets during 2003 by $43,042. This decrease is due to a decrease in the estimated net realizable value of an equity security held by the Partnership of $18,977, an increase due to a gain on lease terminations of $19,688, and a net increase in the reserve for estimated costs during the period of liquidation of $43,753. The net increase in the reserve for estimated costs included a charge of $88,130 offset by recoveries of $22,580 and $21,797. The Partnership increased the estimated net realizable value of its lease portfolio by decreasing its allowance for possible lease losses by $22,580. In addition, the Partnership received 58,909 common shares of Polar Molecular Holding Corporation ("Polar") in July, 2003 as a recovery of a previous write-off of notes receivable of Murdock Communications Corporation ("Murdock"), crediting expense in the amount of $21,797. The Partnership has accrued the estimated expenses of liquidation, which is $56,912 at December 31, 2003. The General Partner reviews this estimate and will adjust quarterly, as needed.

The Partnership will make distributions to the partners, to the extent cash is available for distribution, as its lease portfolio is collected or sold and equity securities (common shares of Polar) are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 2003, there have been distributions totalling $21,473,163. As of December 31, 2003, the Partnership had $35,283 of cash on hand.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund X, L.P. ("TIF X") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner serves as a general partner of a privately offered active limited partnership. As of December 31, 2003, the net proceeds of the private program, TIF X, and TIF XI have been invested in specific equipment. TIF X entered the liquidation phase on December 31, 1999. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

The General Partner is not aware of any regulatory issues that may have a substantial negative impact on the Partnership's business.

Berthel Fisher & Company (BFC), the parent of the General Partner, had $2,242,000 of unsecured debt that was due December 31, 2002. This debt was refinanced in January, 2004 with new notes payable due June, 2008. BFC raised $725,000 under the debt offering and $712,000 of the $2,242,000 debt due in 2002 was rolled over into the new debt issue. In addition, BFC issued a note payable to a bank for $1,000,000. The proceeds raised were used to payoff the $1,530,000 of unsecured debt that was not rolled over into the new debt issue.

Liquidity and Capital Resources
Under terms of the Partnership agreement, the Partnership is required to establish working capital reserves of no less than 1% of the total capital raised, or $169,755. At December 31, 2003, actual cash on hand was $35,283. However, upon entering the liquidation phase, the General Partner has prioritized the liquidation of assets and distributing remaining proceeds to the partners. Management believes that the cash on hand at December 31, 2003 is sufficient to satisfy current operating expenses and costs of the Partnership.

The General Partner, has $1.9 million of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable and could impact its ability to continue as a going concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Equity Price Sensitivity
The following table provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of December 31, 2003.

                                       Carrying Amount    Fair Value
            Common Stock-Polar          $    27,632      $    27,632
                                        ===========      ===========


The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. In July, 2003, Murdock merged with Polar, a company that has historically had operating losses, and therefore, the equity price can be volatile. The Partnership holds 307,027 shares of Polar and at December 31, 2003, the total amount at risk was $27,632. Polar is valued at the market price less a discount for the lack of marketability. The Partnership is subject to lock-up agreement with respect to selling these shares until July, 2004. No assurance can be given that any value can be realized from this investment.


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------
The following financial statements and related information as of and for the years ended December 31, 2003, 2002, and 2001 are included in Item 8:

     Independent Auditors' Reports
     Statements of Net Assets as of December 31, 2003 and 2002
       (Liquidation Basis)
     Statements of Changes in Net Assets (Liquidation Basis) for the Years Ended
       December 31, 2003, 2002 and 2001
     Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and
     2001
     Notes to Financial Statements

McGLADREY & PULLEN
CERTIFIED PUBLIC ACCOUNTANTS



Independent Auditor's Report


To the Partners
Telecommunications Income Fund IX, L.P.
Marion, Iowa

We have audited the accompanying statement of net assets (liquidation basis) of Telecommunications Income Fund IX, L.P. (the "Partnership") as of December 31, 2003, and the related statements of changes in net assets (liquidation basis) and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets begin in the second quarter of 1998, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis effective March 31, 1998.

In our opinion, such financial statements present fairly, in all material respects, the net assets of Telecommunications Income Fund IX, L.P. at December 31, 2003, and the changes in its net assets and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America on the basis described in Note 1.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.


                                            /s/  McGladrey & Pullen, LLP
                                            -----------------------------------
                                                 McGladrey & Pullen, LLP

Cedar Rapids, Iowa
January 29, 2004


McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

INDEPENDENT AUDITORS' REPORT

To the Partners
Telecommunications Income Fund IX, L.P.

We have audited the accompanying statement of net assets (liquidation basis) of Telecommunications Income Fund IX, L.P. (the "Partnership") as of December 31, 2002, and the related statements of changes in net assets (liquidation basis) and of cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets of Telecommunications Income Fund IX, L.P. at December 31, 2002, and the changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America on the basis described in Note 1.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.

/s/  DELOITTE & TOUCHE LLP
-----------------------------
     DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
March 10, 2003



Telecommunications Income Fund IX, L.P.

Statements of Net Assets (Liquidation Basis)
December 31, 2003 and 2002



Assets                                                           2003       2002
----------------------------------------------------------------------------------
Cash and cash equivalents                                      $ 35,283   $ 56,921
Not readily marketable equity security (Note 2)                  27,632     24,812
Net investment in direct financing leases (Notes 3 and 4)          --       18,979
                                                               --------   --------
                                                               $ 62,915   $100,712
                                                               ========   ========


Liabilities and Net Assets
----------------------------------------------------------------------------------

Accounts payable                                               $    862   $  4,149
Lease security deposits                                            --          831
Reserve for estimated costs during the period of liquidation     56,912     49,971
                                                               --------   --------
                                                                 57,774     54,951
                                                               --------   --------

Contingencies (Note 9)


Net assets                                                        5,141     45,761
                                                               --------   --------
                                                               $ 62,915   $100,712
                                                               ========   ========


See Notes to Financial Statements.

                                       9

Telecommunications Income Fund IX, L.P.

Statements of Changes in Net Assets (Liquidation Basis)
Years Ended December 31, 2003, 2002, and 2001


-------------------------------------------------------------------------------

Net assets, December 31, 2000                                         $ 793,644
  Income from direct financing leases                                     6,753
  Interest and other income                                               7,100
  Change in estimate of liquidation value of net assets (Note 1)       (347,320)
  Distributions to partners ($6.39 per unit) (Note 6)                  (424,940)
  Withdrawals of limited partners                                        (1,572)
                                                                      ---------
Net assets, December 31, 2001                                            33,665
  Income from direct financing leases                                     7,293
  Interest and other income                                               1,794
  Change in estimate of liquidation value of net assets (Note 1)          3,376
  Withdrawals of limited partners                                          (367)
                                                                      ---------
Net assets, December 31, 2002                                            45,761
  Income from direct financing leases                                     2,286
  Interest and other income                                                 453
  Change in estimate of liquidation value of net assets (Note 1)        (43,042)
  Withdrawals of limited partners                                          (317)
                                                                      ---------
Net assets, December 31, 2003                                         $   5,141
                                                                      =========


See Notes to Financial Statements.



Telecommunications Income Fund IX, L.P.

Statements of Cash Flows
Years Ended December 31, 2003, 2002, and 2001


                                                          2003         2002         2001
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Change in net assets excluding distributions and
    withdrawals                                        $ (40,303)   $  12,463    $(333,467)
  Adjustments to reconcile to net cash (used in)
    operating activities:
    Liquidation basis adjustments                         43,042       (3,376)     347,320
    Recovery received in the form of common stock        (21,797)        --           --
    Reduction in provision for possible lease losses     (22,580)        --           --
    Changes in operating assets and liabilities:
    Other assets                                            --          3,002        1,824
    Accounts payable                                      (3,287)         680       (6,214)
    Accrued expenses and other liabilities               (36,812)     (58,951)     (69,216)
                                                       ---------    ---------    ---------
         Net cash (used in) operating activities         (81,737)     (46,182)     (59,753)
                                                       ---------    ---------    ---------

Cash Flows from Investing Activities:
  Repayments of direct financing leases                   34,764       52,035      391,926
  Proceeds from sale or termination of direct
    financing leases                                      26,483        4,154       12,166
         Net lease security deposits paid                   (831)      (3,932)      (4,326)
                                                       ---------    ---------    ---------
         Net cash provided by investing activities        60,416       52,257      399,766
                                                       ---------    ---------    ---------

Cash Flows (Used In) Financing Activities,
  distributions and withdrawals paid to partners            (317)        (367)    (426,512)
                                                       ---------    ---------    ---------

         Net increase (decrease) in cash and
         cash equivalents                                (21,638)       5,708      (86,499)

Cash and cash equivalents:
  Beginning                                               56,921       51,213      137,712
                                                       ---------    ---------    ---------
  Ending                                               $  35,283    $  56,921    $  51,213
                                                       =========    =========    =========


See Notes to Financial Statements.

                                            11



Telecommunications Income Fund IX, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

     Telecommunications Income Fund IX, L.P. (the "Partnership") was formed on
     April 2, 1991 under the Iowa Limited Partnership Act. The general partner is Commercial Power Finance, Inc. (the "General Partner"), which changed its name from Commercial Power Finance, Inc. in March 2004, an Iowa corporation. During its offering period, the Partnership sold 68,007 units of partnership interests at a price per unit of $250.

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

Significant accounting policies:

     Basis of presentation: The Partnership began the orderly liquidation of Partnership assets in the second quarter of 1998 as discussed above. As a result, on March 31, 1998 the Partnership adopted the liquidation basis of accounting. The statements of net assets and the statements of changes in net assets have been prepared on the liquidation basis. Accordingly, assets have been valued at an estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

     Changes in the estimated liquidation value of net assets during the years ended December 31, 2003, 2002, and 2001 are summarized as follows:

                                                          2003         2002         2001
                                                        ---------    ---------    ---------
       Change in estimate of liquidation value of:
         Securities                                     $ (18,977)   $   8,654    $ (81,408)
         Direct financing leases and notes receivable      19,688       15,722     (265,912)
         Reserve for estimated costs during the
           period of liquidation                          (43,753)     (21,000)        --
                                                        ---------    ---------    ---------
                                                        $ (43,042)   $   3,376    $(347,320)
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



Telecommunications Income Fund IX, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 1.       Nature of Business and Significant Accounting Policies (Continued)

     Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the net realizable values of the Partnership's assets and the reserve for estimated costs during the period of liquidation.

     The Partnership's equity security at December 31, 2003 consists of a common stock investment in one company. A prospective buyer may require a substantially lower price than currently estimated and the prospects of this company may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of its equity security.

     Certain risk concentrations: The Partnership's portfolio of lease receivables were concentrated in pay telephones and computer equipment, representing approximately 81% and 19% at December 31, 2002, respectively, of the Partnership's direct finance lease portfolio.

     Two customers represented 100% of the Partnership's net investment in direct financing leases at December 31, 2002.

     Related party transactions: In fulfilling its role as general partner, Commercial Power Finance, Inc. enters into transactions with the Partnership in the normal course of business. Further, the Partnership also enters into transactions with affiliates of Commercial Power Finance, Inc. These transactions are set forth in the notes that follow. Management is of the opinion that these transactions are in accordance with the terms of the Agreement of Limited Partnership.

     Cash and cash equivalents: The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Equity securities: The Partnership's common equity security is restricted as to sale in the public market under rules of the Securities and Exchange Commission. The common equity security is valued at an estimated discount from the published market price reflective of its more illiquid nature.

     Net investment in direct financing leases: The Partnership's primary activity consisted of leasing telecommunications equipment under direct financing leases generally over a period of three to five years. At the time of closing a direct financing lease, the Partnership recorded the gross lease contract receivable, the estimated unguaranteed residual value, and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the cost of the equipment leased. In addition, the Partnership capitalized all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate-of-return on the net investment in the lease. Lessees are responsible for all taxes, insurance, and maintenance costs.

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



Telecommunications Income Fund IX, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 1.   Nature of Business and Significant Accounting Policies (Continued)

     Allowance for possible loan and lease losses: The Partnership performed credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases, which are deemed uncollectible, are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

     Net realizable value of net investment in direct financing leases:
     Management, in arriving at the net realizable value of the Partnership's net investment in direct financing leases, considers the contractual repayment schedule, the estimated duration of the liquidation period, the customer and industry concentration risk, and interest rate levels, among other factors, in arriving at a discount to apply to the portfolio to estimate its net realizable value.

     Tax status: Under present income tax laws, the Partnership is not liable for income taxes, as each partner recognizes a proportionate share of the Partnership's income or loss in their income tax return. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Net distributions per partnership unit: Net distributions per partnership unit are based on the weighted average number of units outstanding
     (including both General and limited partners' units).

Note 2.  Equity Security

The Partnership's not readily marketable equity security consists of the following at December 31, 2003 and 2002:


                                                                       2003         2002
                                                                     --------     --------
     248,188 shares of common stock of Murdock Communications
       Corporation as of December 31, 2002                           $   --       $ 24,812
     307,027 shares of common stock of Ploar Molecular Holding
       Corporation as of December 31, 2003                             27,632         --
                                                                     --------     --------
                                                                     $ 27,632     $ 24,812
                                                                     ========     ========

In July 2003, Murdock merged with Polar, a company that has historically had operating losses, and therefore, the equity price can be volatile. The
Partnership holds 307,027 shares of Polar and at December 31, 2003, the total amount at risk was $27,632. Polar is valued at the market price less a discount for the lack of marketability. The Partnership is subject to a lock-up agreement with respect to selling these shares until July 2004. No assurance can be given that any value can be realized from this investment.

                                       14

Telecommunications Income Fund IX, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 3.   Net Investment in Direct Financing Leases

The Partnership's net investment in direct financing leases consists of the following at December 31, 2003 and 2002:

                                                       2003              2002
                                                    ---------         ---------

  Minimum lease payments receivable                 $    --           $  45,330
  Estimated unguaranteed residual values                 --                   2
  Unearned income                                        --              (3,429)
  Adjustment to estimated net realizable value           --             (22,924)
                                                    ---------         ---------
         Net investment in direct
            financing leases                        $    --           $  18,979
                                                    =========         =========

The Partnership leases equipment or provides financing to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investments in direct financing leases with these companies were none and $8,005 as of December 31, 2003 and 2002, respectively.

Four customers accounting for 10% or more of the amount of income from direct financing leases during one or more of the years presented are as follows:

                                              2003        2002        2001
                                              ----------------------------

  Customer A                                  100%         94%         - %
  Customer B                                    -           -         49
  Customer C                                    -           -         22
  Customer D                                    -           -         18


Note 4.  Allowance for Possible Loan and Lease Losses

The changes in the allowance for possible loan and lease losses for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                            2003          2002          2001
                                          ---------     ---------     ---------

Balance, beginning                        $  22,924     $  26,403     $  75,897
 Provision                                  (22,580)         --          70,000
 Charge-offs, net of recoveries                (344)       (3,479)     (119,494)
                                          ---------     ---------     ---------
Balance, ending                           $    --       $  22,924     $  26,403
                                          =========     =========     =========

The allowance for possible loan and lease losses consisted of specific aIlowances of none, $22,924, and none for certain leases and general unallocated allowances of none, none, and $26,403 as of December 31, 2003, 2002, and 2001, respectively. The allowance at December 31, 2003, 2002, and 2001 is included in the estimated net realizable value adjustment discussed in Note 3.

Telecommunications Income Fund IX, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 4.   Allowance for Possible Loan and Lease Losses (Continued)

In June 2000, the Partnership's two leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment in the contracts totaled $174,811. The Partnership received two notes and recorded these at their estimated net realizable value of $127,879 and 34,947 (adjusted for a stock split) shares of preferred stock in AcTel, a not readily marketable security. The estimated net realizable value of the AcTel preferred stock was $78,630 at December 31, 2000. The Partnership did not accrue interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Partnership established a specific allowance of $47,846 at December 31, 2000 for the notes receivable related to this uncertainty. The Partnership increased the allowance for loan and lease losses by $70,000 in 2001 and wrote-off the carrying value of the notes receivable as Murdock's primary asset was AcTeI preferred stock and AcTel filed for bankruptcy in April 2001.

Note 5.   Equipment

In August 2000, the Partnership recorded a note receivable for $870,000 for equipment previously held under an operating lease. The buyer was scheduled to make three payments totaling $870,000. Payments totaling $329,278 were made in 2000 and 2001, resulting in a $540,722 note receivable balance at the end of the first quarter of 2001. Due to nonpayment on the note receivable, a new agreement was signed selling the equipment for $348,000, which was collected in full during 2001. The new agreement resulted in a loss of $192,722 for the Partnership.

Note 6.   Limited Partnership Agreement

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



Telecommunications Income Fund IX, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 6.   Limited Partnership Agreement (Continued)

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

Note 7.   Administrative Services Agreement

The General Partner is reimbursed for certain administrative costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $36,000, $9,500, and $12,000 for the years ended
December 31, 2003, 2002, and 2001, respectively.

Note 8.   Reconciliation of Financial and Income Tax Reporting Basis

A reconciliation of the change in net assets (excluding distributions and withdrawals) for financial reporting purposes with net income (loss) reported for income tax purposes for the years ended December 31, 2003, 2002, and 2001 is as follows:


NOTE                                         2003                    2002                   2001
                                     --------------------    --------------------    --------------------
                                       Amount     Per Unit     Amount     Per Unit     Amount     Per Unit
                                     ---------    -------    ---------    -------    ---------    -------
Change in net assets (excluding
  distributions and withdrawals)
  for financial reporting purposes   $ (40,303)   $  (.62)   $  12,463    $   .19    $(333,467)   $ (5.01)
Adjustments to convert direct
  financing leases to operating
  leases for income tax purposes       (25,063)      (.38)     (13,053)      (.20)    (385,031)     (5.79)
Net change in allowance for
  possible loan and lease losses        44,721        .68       (3,479)      (.05)    (119,494)     (1.80)
Gain (loss) on lease
  terminations                         (16,662)      (.25)     (23,040)      (.35)       6,260        .09
Net realizable value adjustments        43,042        .66       (3,376)      (.05)     347,320       5.23
                                     ---------    -------    ---------    -------    ---------    -------
       Net income (loss) for
       income tax reporting
       purposes                      $   5,735    $   .09    $ (30,485)   $  (.46)   $(484,412)   $ (7.28)
                                     =========    =======    =========    =======    =========    =======


                                                     17



Telecommunications Income Fund IX, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 9.   Contingencies

Telcom Management Systems filed a suit against the Partnership, the General
Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of a bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The
General Partner filed a Motion for Summary Judgment, which was denied. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. No further action has been taken at this time by the plaintiff. No loss has been recorded in the financial statements with respect to this matter.

Berthel Fisher & Company (BFC), the parent of the General Partner, had
$2,242,000 of unsecured debt that was due December 31, 2002. This debt was refinanced in January 2004 with new notes payable due June 2008. BFC raised
$725,000 under the debt offering and $712,000 of the $2,242,000 debt due in 2002 was rolled over into the new debt issue. In addition, BFC issued a note payable to a bank for $1,000,000. The proceeds raised were used to payoff the $1,530,000 of unsecured debt that was not rolled over into the new debt issue.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable and could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Note 10. Quarterly Financial Information (Unaudited)


                                        First      Second      Third       Fourth      Total
                                      --------------------------------------------------------
                                                                2003
                                      --------------------------------------------------------
Income from direct financing leases   $  1,024    $    730    $    424    $    108    $  2,286
Interest and other income                  116          75          60         202         453
Withdrawals of limited partners           (119)       --          --          (198)       (317)
Change in estimate of liquidation
  value of net assets                  (37,005)     74,968     (84,076)      3,071     (43,042)
                                      --------    --------    --------    --------    --------
                                      $(35,984)   $ 75,773    $(83,592)   $  3,183    $(40,620)
                                      ========    ========    ========    ========    ========

                                                                2002
                                      --------------------------------------------------------

Income from direct financing leases   $  2,561    $  1,844    $  1,580    $  1,308    $  7,293
Interest and other income                  181         253       1,195         165       1,794
Withdrawals of limited partners            (92)        (49)       (102)       (124)       (367)
Change in estimate of liquidation
  value of net assets                   35,921     (12,118)     18,180     (38,607)      3,376
                                      --------    --------    --------    --------    --------
                                      $ 38,571    $(10,070)   $ 20,853    $(37,258)   $ 12,096
                                      ========    ========    ========    ========    ========

                                               18

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------
On October 13, 2003, Telecommunications Income Fund IX, L.P. notified Deloitte & Touche (Deloitte) that it would be dismissing Deloitte and appointing a new independent certifying accountant for the current fiscal year. The Partnership has engaged McGladrey & Pullen, LLP as its new independent certifying accountant for the current fiscal year.

Prior to such notification, the Partnership did not consult with McGladrey & Pullen, LLP regarding the application of accounting principles to a specific completed or contemplated transaction or any matter that was either the subject of a disagreement or a reportable event. The Partnership also did not consult with McGladrey & Pullen, LLP regarding the type of opinion that might be rendered on the Partnership's financial statements.

The reports of Deloitte on the Partnership's financial statements for the fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than the reports included an explanatory paragraph as to the uncertainty of valuation of an entity in liquidation and the amounts realizable from the disposition of the remaining assets. In connection with its audits for the fiscal years ended December 31, 2002 and 2001 and the subsequent interim accounting period preceding the Partnership's notification to Deloitte of its intention to dismiss such firm, there has been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Deloitte, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with this report.

The Audit Committee of the Parent of the General Partner participated in and approved the decision to change the Partnership's external auditors and the Board made the appointment.


Item 9A.  Controls and Procedures
          -----------------------
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC's rules and forms.

Changes in Internal Controls
No changes occurred since the quarter ended September 30, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10.  Directors & Executive Officers of the Registrant
          ------------------------------------------------
          A.    The General Partner of the registrant:
                Commercial Power Finance, Inc., an Iowa corporation.

          B.   Executive officers of the General Partner of the Registrant:

          Thomas J. Berthel (age 52) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

          Ronald O. Brendengen (age 49) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in January 1998. He had previously served as Secretary (1994 - March, 1995), Treasurer (August 1995
- 1988) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.



Item 11.  Executive Compensation
          ----------------------
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                                (B)         (C)                       (C1)                 (C2)              (D)
                                                                                           Securities of
                                                                                           property
                                                                                           insurance         Aggregate
                                                                                           benefits or       of
                                               Cash and Cash                               reimbursement     contingent
Name of individual and             Year        equivalent forms                            personal or       forms of
capacities which served            ended       of remuneration           Fees              benefits          remuneration
-------------------------------------------------------------------------------------------------------------------------
Commercial Power Finance, Inc.     2003            $0                    $  36,000           $0                  $0
General Partner                    2002            $0                    $   9,500           $0                  $0
                                   2001            $0                    $  12,000           $0                  $0

                                                            21



Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership
                    Units.

          (b)       The General Partner of the Registrant owns Units of the
                    Registrant set forth in the following table.

       (1)                  (2)                                (3)                    (4)
                   Name and Address of                Amount and Nature of
Title of Class     Beneficial Ownership               Beneficial Ownership      Percent of Class
--------------     --------------------------         --------------------      ----------------
       Units       Commercial Power Finance, Inc.     Forty (40) Units;             0.06%
                   701 Tama Street
                   Marion, IA 52302

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
Related party transactions are described in Notes 3 and 7 of the notes to the financial statements.

Item 14.  Principal Accountant Fees and Services
          --------------------------------------
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by
McGladrey & Pullen, LLP for the audit of Telecommunications Income Fund IX, L.P.
annual financial statements for the year ended December 31, 2003, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey,
Inc. (an affiliate of McGladrey & Pullen, LLP).

2003
--------------
Audit Fees (1)                    $ 7,875
Audit-Related Fees                    -0-
Tax Services                          -0-
All Other Fees                        -0-

(1) Audit fees consist of fees for professional services rendered for the audit of Telecommunications Income Fund IX, L.P.'s (the "Partnership") financial statements and review of financial statements included in Partnership's third quarter report and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

                                       22

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------
(a)  1.  Financial Statements.
                                                                        Page No.
                                                                        --------
                Statements of Net Assets as of December 31, 2003
                      and 2002 (Liquidation Basis)                          9

                Statements of Changes in Net Assets (Liquidation Basis)
                      for the Years Ended December 31, 2003, 2002
                      and 2001                                             10

                Statements of Cash Flows for the Years Ended
                       December 31, 2003, 2002 and 2001                    11

                Notes to Financial Statements                              12

     2.  Financial Statements Schedules
                Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

     3.  Exhibits
                3,4   Amended and Restated Agreement of
                      Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)
                31.1  Certification of Chief Executive Officer
                31.2  Certification of Chief Financial Officer
                32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
                32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K
                A report was filed on October 16, 2003 for a Change in Registrant's Certifying Accountant.

-----------------------------
     (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.

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


                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)

By Commercial Power Finance, Inc.

By:  /s/  Thomas J. Berthel                             Date:    March 29, 2004
    --------------------------------
          Thomas J. Berthel
          President, Chief Executive Officer

By Commercial Power Finance, Inc.

By:  /s/  Ronald O. Brendengen                          Date:    March 29, 2004
    --------------------------------
          Ronald O. Brendengen
          Chief Operating Officer,
          Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Thomas J. Berthel                                  Date:    March 29, 2004
------------------------------------
     Thomas J. Berthel
     Chief Executive Officer
     President, Director
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Ronald O. Brendengen                               Date:    March 29, 2004
------------------------------------
     Ronald O. Brendengen
     Chief Operating Officer,
     Chief Financial Officer,
     Treasurer, Director
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Daniel P. Wegmann                                  Date:    March 29, 2004
------------------------------------
     Daniel P. Wegmann
     Controller
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Leslie D. Smith                                    Date:    March 29, 2004
------------------------------------
     Leslie D. Smith
     Director
     Commercial Power Finance, Inc.
     Corporate General Partner