Form 10QSB
period 2004-03-31
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2004-05-10
CIK 874394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

                        Commission File Number 000-21458

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

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

                    Issuer's telephone number: (319) 447-5700


           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                   Limited Partnership Interest (the "Units")
                   ------------------------------------------
                                 Title of Class

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                           [X]  Yes         [  ]  No


As of April 16, 2004, 65,344 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                            Page
Part I.  FINANCIAL INFORMATION                                              ----
------------------------------

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) -
              March 31, 2004 and December 31, 2003                           3

              Statements of Changes in Net Assets (Liquidation Basis) -
              three months ended March 31, 2004 and 2003                     4

              Statements of Cash Flows - three months ended
              March 31, 2004 and 2003                                        5

              Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

Item 3.  Controls and Procedures                                             8


Part II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                   8

Item 6.  Exhibits                                                            8

Signatures                                                                   9



                            TELECOMMUNICATIONS INCOME FUND IX, L.P.
                         STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                                          (UNAUDITED)


                                                                   March 31,     December 31,
                                                                     2004           2003
                                                                    -------        -------
ASSETS
     Cash and cash equivalents                                      $19,329        $35,283
     Not readily marketable equity security                          46,822         27,632
                                                                    -------        -------

TOTAL ASSETS                                                        $66,151        $62,915
                                                                    =======        =======


LIABILITIES
     Accounts payable                                               $13,588        $   862
     Reserve for estimated costs during the period of liquidation    40,433         56,912
                                                                    -------        -------

TOTAL LIABILITIES                                                    54,021         57,774
                                                                    -------        -------

CONTINGENCIES (Note B)

NET ASSETS                                                           12,130         5,141
                                                                    -------        -------

                                                                    $66,151        $62,915
                                                                    =======        =======

See accompanying notes.

                                               3

                     TELECOMMUNICATIONS INCOME FUND IX, LP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                               Three Months Ended March 31
                                                 2004              2003
                                                 ----              ----

Net assets at beginning of period           $        5,141    $      45,761

Income from direct financing leases                    -0-            1,024

Interest and other income                            1,799              116

Withdrawals of limited partners                        -0-             (119)

Change in estimate of liquidation
   value of net assets                               5,190          (37,005)
                                            --------------    -------------


Net assets at end of period                 $       12,130    $       9,777
                                            ==============    =============


See accompanying notes.



                          TELECOMMUNICATIONS INCOME FUND IX, L.P.
                           STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     Three Months Ended
                                                                    March 31,   March 31,
                                                                      2004        2003
                                                                    --------    --------
Operating Activities
Changes in net assets excluding withdrawals                         $  6,989    $(35,865)
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                         (5,190)     37,005
Provision for possible lease losses                                      -0-     (16,152)
Changes in operating assets and liabilities:
     Accounts payable                                                 12,726         (69)
     Reserve for estimated costs during the period of liquidation    (30,479)    (21,099)
                                                                    --------    --------
Net cash from operating activities                                   (15,954)    (36,180)
                                                                    --------    --------

Investing Activities
Repayments of direct financing leases                                    -0-       9,513
Proceeds from sale of direct financing leases                            -0-       9,891
Security deposits paid                                                   -0-        (831)
                                                                    --------    --------
Net cash from investing activities                                       -0-      18,573
                                                                    --------    --------

Financing Activities
Withdrawals paid to partners                                             -0-        (119)
                                                                    --------    --------
Net cash from financing activities                                       -0-        (119)
                                                                    --------    --------

Net decrease in cash and cash equivalents                            (15,954)    (17,726)
Cash and cash equivalents at beginning of period                      35,283      56,921
                                                                    --------    --------
Cash and cash equivalents at end of period                          $ 19,329    $ 39,195
                                                                    ========    ========


See accompanying notes.

                                            5

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2004

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003.

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

NOTE B - CONTINGENCIES
Telcom Management Systems filed a suit against the Partnership, the General Partner, and others in Federal Court in Dallas, Texas during February 1998. The plaintiffs purchased equipment from the Partnership out of bankruptcy for approximately $450,000. They alleged that when they attempted to sell the equipment at a later date, the Partnership had not provided good title. The General Partner filed a Motion for Summary Judgment, which was denied. After filing the suit, the plaintiff transferred assets in lieu of bankruptcy. No further action has been taken at this time by the plaintiff. No loss, if any, has been recorded in the financial statements with respect to this matter.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $1,799 in income during the first three months of 2004. Management increased its estimate of the liquidation value of net assets during the first three months of 2004 by $5,190. This increase was due to an increase in the estimated net realizable value of an equity security held by the Partnership of $19,190 offset by an increase in the estimated expenses of liquidation of $14,000. The Partnership has accrued the estimated expenses of liquidation, which is $40,433 at March 31, 2004. The General Partner reviews this estimate and will adjust quarterly, as needed.

The Partnership will make distributions to the partners, to the extent cash is available for distribution, as its equity security (common shares of Polar) is sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Market Risk
The following table provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of March 31, 2004.

                                      Carrying Amount              Fair Value
                                      ---------------              ----------
     Common Stock-Polar                $      46,822             $      46,822
                                       =============             =============

The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Polar has historically had operating losses and its equity price can be volatile. The Partnership holds 307,027 shares of Polar and at March 31, 2004, the total amount at risk was $46,822. Polar is valued at the market price less a discount for the lack of marketability. The Partnership is subject to lock-up agreement with respect to selling these shares until July, 2004. No assurance can be given that any value can be realized from this investment.

Item 3.  Controls and Procedures
         -----------------------
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC's rules and forms.

Changes in Internal Controls
No changes occurred since the quarter ended December 31, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


Item 6.  Exhibits
         31.1     Certification of Chief Executive Officer
         31.2     Certification of Chief Financial Officer
         32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
         32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)



Date: May 10, 2004                           /s/  Ronald O. Brendengen
      ------------                           ----------------------------------
                                                  Ronald O. Brendengen,
                                                  Chief Financial Officer,
                                                  Treasurer


Date: May 10, 2004                           /s/  Daniel P. Wegmann
      ------------                           ----------------------------------
                                                  Daniel P. Wegmann, Controller