Form 10QSB
period 2004-06-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2004-07-29
CIK 874394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

                        Commission File Number 000-21458

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
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


As of July 14, 2004, 65,144 units were issued and outstanding.


                          TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                           INDEX


                                                                                        Page
                                                                                        ----
Part I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) - June 30, 2004
              and December 31, 2003                                                       3

              Statements of Changes in Net Assets (Liquidation Basis) - three months
              ended and six months ended June 30, 2004 and 2003                           4

              Statements of Cash Flows - six months ended June 30, 2004 and 2003          5

              Notes to Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                        7

Item 3.  Controls and Procedures                                                          8


Part II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                                8

Item 6.  Exhibits                                                                         8

Signatures                                                                                9






                             TELECOMMUNICATIONS INCOME FUND IX, L.P.
                          STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                                           (UNAUDITED)



                                                                    June 30, 2004     December 31, 2003
                                                                    -------------     -----------------
ASSETS
     Cash and cash equivalents                                         $12,263             $35,283
     Not readily marketable equity security                             21,492              27,632
                                                                       -------             -------

TOTAL ASSETS                                                           $33,755             $62,915
                                                                       =======             =======


LIABILITIES
     Accounts payable                                                  $   750             $   862
     Reserve for estimated costs during the period of liquidation       32,102              56,912
                                                                       -------             -------

TOTAL LIABILITIES                                                       32,852              57,774
                                                                       -------             -------

CONTINGENCIES (Note B)

NET ASSETS                                                                 903               5,141
                                                                       -------             -------

                                                                       $33,755             $62,915
                                                                       =======             =======

See accompanying notes.








                            TELECOMMUNICATIONS INCOME FUND IX, LP.
                             STATEMENTS OF CHANGES IN NET ASSETS
                                (LIQUIDATION BASIS) (UNAUDITED)



                                        Three Months Ended June 30      Six Months Ended June 30
                                           2004            2003           2004            2003
                                         --------        --------       --------        --------

Net assets at beginning of period        $ 12,130        $  9,777       $  5,141        $ 45,761

Income from direct financing leases             0             730              0           1,754

Interest and other income                       2              75          1,801             191

Withdrawals of limited partners               (16)              0            (16)           (119)

Change in estimate of liquidation
   value of net assets                    (11,213)         74,968         (6,023)         37,963
                                         --------        --------       --------        --------


Net assets at end of period              $    903        $ 85,550       $    903        $ 85,550
                                         ========        ========       ========        ========



See accompanying notes.







                              TELECOMMUNICATIONS INCOME FUND IX, L.P.
                               STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Six Months Ended
                                                                      June 30, 2004       June 30, 2003
                                                                      -------------       -------------
Operating Activities
Changes in net assets excluding withdrawals                             $ (4,222)            $ 39,908
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                              6,023              (37,963)
Provision for possible lease losses                                            0              (16,152)
Changes in operating assets and liabilities:
     Accounts payable                                                       (112)                (415)
     Reserve for estimated costs during the period of liquidation        (38,810)             (37,662)
                                                                        --------             --------
Net cash from operating activities                                       (37,121)             (52,284)
                                                                        --------             --------

Investing Activities
Repayments of direct financing leases                                          0               17,621
Proceeds from sale of direct financing leases                             14,117               26,490
Security deposits paid                                                         0                 (831)
                                                                        --------             --------
Net cash from investing activities                                        14,117               43,280
                                                                        --------             --------

Financing Activities
Withdrawals paid to partners                                                 (16)                (119)
                                                                        --------             --------
Net cash from financing activities                                           (16)                (119)
                                                                        --------             --------

Net decrease in cash and cash equivalents                                (23,020)              (9,123)
Cash and cash equivalents at beginning of period                          35,283               56,921
                                                                        --------             --------
Cash and cash equivalents at end of period                              $ 12,263             $ 47,798
                                                                        ========             ========


See accompanying notes.







                                                 5

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2004

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $1,801 in income during the first six months of 2004. Management decreased its estimate of the liquidation value of net assets during the first six months of 2004 by $6,023. This decrease was due to the following: a decrease in the estimated net realizable value of an equity security held by the Partnership of $6,140; an increase in the estimated expenses of liquidation of $14,000; and a gain of $14,117 resulting from proceeds received on the lease residuals for contracts sold several years ago. The Partnership has accrued the estimated expenses of liquidation, which is $32,102 at June 30, 2004. The General Partner reviews this estimate and will adjust quarterly, as needed.

The Partnership will make distributions to the partners, to the extent cash is available for distribution, as its equity security (common shares of Polar Molecular Holding Corporation) is sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Market Risk

The following table provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of June 30, 2004.

                                      Carrying Amount          Fair Value
                                      ---------------          ----------

        Common Stock-Polar                $21,492               $21,492
                                          =======               =======

The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Polar has historically had operating losses and its equity price can be volatile. The Partnership holds 307,027 shares of Polar and at June 30, 2004, the total amount at risk was $21,492. Polar is valued at the market price less a discount for the lack of marketability. The Partnership is subject to lock-up agreement with respect to selling these shares until July, 2004. No assurance can be given that any value can be realized from this investment.

Item 3. Controls and Procedures
-------------------------------

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

Changes in Internal Controls

No changes occurred since the quarter ended March 31, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II

Item 1. Legal Proceedings
-------------------------

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

Item 6. Exhibits
----------------

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




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                     ---------------------------------------
                                  (Registrant)



Date: July 28, 2004                       /s/ Ronald O. Brendengen
-------------------                       ------------------------
                                          Ronald O. Brendengen, Chief Financial
                                          Officer, Treasurer


Date: July 28, 2004                       /s/ Daniel P. Wegmann
-------------------                       ---------------------
                                          Daniel P. Wegmann, Controller