Form 10QSB
period 2004-09-30
TELECOMMUNICATIONS INCOME FUND IX LP
filed 2004-11-10
CIK 874394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

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


As of October 8, 2004, 65,124 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                      INDEX


                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis) -
              September 30, 2004 and December 31, 2003                         3

              Statements of Changes in Net Assets (Liquidation Basis) -
              three months ended and nine months ended September 30,
              2004 and 2003                                                    4

              Statements of Cash Flows - nine months ended
              September 30, 2004 and 2003                                      5

              Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

Item 3.  Controls and Procedures                                               8


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     8

Item 6.  Exhibits                                                              8

Signatures                                                                     9



                        TELECOMMUNICATIONS INCOME FUND IX, L.P.
              STATEMENTS OF NET ASSETS (LIABILITIES) (LIQUIDATION BASIS)
                                      (UNAUDITED)


                                                         September 30,     December 31,
                                                             2004              2003
                                                           --------          --------
ASSETS
     Cash and cash equivalents                             $  6,979          $ 35,283
     Not readily marketable equity security                  10,746            27,632
                                                           --------          --------

TOTAL ASSETS                                               $ 17,725          $ 62,915
                                                           ========          ========


LIABILITIES
     Accounts payable                                      $    665          $    862
     Reserve for estimated costs during the period
       of liquidation                                        26,906            56,912
                                                           --------          --------

TOTAL LIABILITIES                                            27,571            57,774
                                                           --------          --------

CONTINGENCIES (Note B)

NET ASSETS (LIABILITIES)                                     (9,846)            5,141
                                                           --------          --------

                                                           $ 17,725          $ 62,915
                                                           ========          ========

See accompanying notes.

                                           3



                     TELECOMMUNICATIONS INCOME FUND IX, LP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                       Three Months Ended      Nine Months Ended
                                          September 30             September 30
                                        2004        2003        2004        2003
                                        ----        ----        ----        ----
Net assets at beginning of period     $    903    $ 85,550    $  5,141    $ 45,761

Income from direct financing leases        -0-         424         -0-       2,178

Interest and other income                    1          60       1,802         251

Withdrawals of limited partners             (4)        -0-         (20)       (119)

Change in estimate of liquidation
   value of net assets                 (10,746)    (84,076)    (16,769)    (46,113)
                                      --------    --------    --------    --------


Net assets at end of period           $ (9,846)   $  1,958    $ (9,846)   $  1,958
                                      ========    ========    ========    ========


See accompanying notes.

                                        4



                                    TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                     STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                              Nine Months Ended
                                                                September 30, 2004        September 30, 2003
                                                                ------------------        ------------------
Operating Activities
Changes in net assets excluding withdrawals                          $  (14,967)               $  (43,684)
Adjustments to reconcile to net cash from operating activities:
Liquidation basis adjustments                                             16,769                    46,113
Provision for possible lease losses                                          -0-                  (16,152)
Recovery received in the form of common stock                                -0-                  (21,797)
Changes in operating assets and liabilities:
     Accounts payable                                                      (197)                   (1,268)
     Reserve for estimated costs during the period of liquidation       (44,006)                  (30,698)
                                                                     -----------               -----------
Net cash from operating activities                                      (42,401)                  (67,486)
                                                                     -----------               -----------

Investing Activities
Repayments of direct financing leases                                        -0-                    26,035
Proceeds from sale of direct financing leases                             14,117                    25,736
Security deposits paid                                                       -0-                     (831)
                                                                     -----------               -----------
Net cash from investing activities                                        14,117                    50,940
                                                                     -----------               -----------

Financing Activities
Withdrawals paid to partners                                                (20)                     (119)
                                                                     -----------               -----------
Net cash from financing activities                                          (20)                     (119)
                                                                     -----------               -----------

Net decrease in cash and cash equivalents                               (28,304)                  (16,665)
Cash and cash equivalents at beginning of period                          35,283                    56,921
                                                                     -----------               -----------
Cash and cash equivalents at end of period                           $     6,979               $    40,256
                                                                     ===========               ===========

See accompanying notes.

                                                       5

                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2004

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $1,802 in income during the first nine months of 2004. Management decreased its estimate of the liquidation value of net assets during the first nine months of 2004 by $16,769. This decrease was due to the following: a decrease in the estimated net realizable value of an equity security held by the Partnership of $16,886; an increase in the estimated expenses of liquidation of $14,000; and a gain of $14,117 resulting from proceeds received on the lease residuals for contracts sold several years ago. The Partnership has accrued the estimated expenses of liquidation, which is $26,906 at September 30, 2004. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

Market Risk
The following table provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of September 30, 2004.

                                Carrying Amount          Fair Value
         Common Stock-Polar       $   10,746             $   10,746
                                  ==========             ==========

The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Polar has historically had operating losses and its equity price can be volatile. The Partnership holds 307,027 shares of Polar and at September 30, 2004, the total amount at risk was $10,746. Polar is valued at the market price less a discount for the lack of marketability as these shares are unregistered. No assurance can be given that any value can be realized from this investment.

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

Changes in Internal Controls
No changes occurred since the quarter ended June 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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




                     TELECOMMUNICATIONS INCOME FUND IX, L.P.
                                  (Registrant)



Date: November 9, 2004                      /s/  Ronald O. Brendengen
      ----------------                      -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: November 9, 2004                      /s/  Daniel P. Wegmann
      ----------------                      -----------------------------------
                                                 Daniel P. Wegmann, Controller